Form 10QSB
period 1996-03-31
FNC BANCORP INC
filed 1996-05-14
CIK 868573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

Commission file number 33-37078

                                FNC BANCORP, INC.
                      (Exact name of Small Business Issuer
                          as specified in its charter)

     Georgia                                                     58-1910615
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            420 South Madison Avenue
                                Douglas, Georgia
                    (Address of principal executive offices)

                                 (912) 384-1100
                           (Issuer's telephone number)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No
              -----     -----
The number of shares outstanding of the Issuer's class of common stock at March 31, 1996 was 405,710 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes    No  X
                                                              -----  -----

                                FNC BANCORP, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----
                         Part I - Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - March 31, 1996
             (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . . 3

            Consolidated Statements of Income (Unaudited) - Three
             Month Periods Ended March 31, 1996 and 1995  . . . . . . . . . . 5

            Consolidated Statements of Stockholders' Equity (Unaudited) -
             Three Month Periods Ended March 31, 1996 and 1995  . . . . . . . 7

            Consolidated Statements of Cash Flows (Unaudited) - Three
             Month Periods Ended March 31, 1996 and 1995  . . . . . . . . . . 8

            Notes to Consolidated Financial Statements  . . . . . . . . . . . 10

            Accountants' Disclaimer of Opinion  . . . . . . . . . . . . . . . 11

Item 2.     Management's Discussion and Analysis or
             Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . 12

                           Part II - Other Information

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 17
Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 17
Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 17
Item 4.     Submission of Matters to A Vote
             of Security Holders  . . . . . . . . . . . . . . . . . . . . . . 17
Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . 17
Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 17

Signatures            . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                              ASSETS
                                                              ------
                                                                                                   MARCH 31,        DECEMBER 31,
                                                                                                     1996               1995
                                                                                                  -----------       ------------
                                                                                                  (UNAUDITED)
Cash and Cash Equivalents:
   Cash and due from banks                                                                        $ 3,794,392          7,434,011
   Federal funds sold                                                                               5,030,000          3,820,000
                                                                                                   -----------      -------------
       Total Cash and Cash Equivalents                                                              8,824,392         11,254,011
Investment securities (Fair value of $4,471,836 - 1996
   and $5,196,885 - 1995)                                                                           4,471,836          5,191,927
Loans, net of allowance for loan losses and
   unearned interest                                                                               33,047,587         31,532,756
Bank premises and equipment                                                                         1,672,086          1,694,013
Accrued interest receivable                                                                           741,879            686,724
Property acquired in settlement of loans                                                                2,013             13,677
Organization costs, net of amortization                                                                 9,648             15,240
Other assets                                                                                          186,314            129,941
                                                                                                  -----------       ------------
     Total Assets                                                                                 $48,955,755         50,518,289
                                                                                                  ===========       ============

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
                                                                                                   MARCH 31,        DECEMBER 31,
                                                                                                     1996               1995
                                                                                                  -----------       ------------
                                                                                                  (UNAUDITED)
Deposits:
   Demand                                                                                         $ 6,437,520          9,965,771
   NOW accounts                                                                                     7,406,547          7,976,781
   Savings                                                                                          1,986,911          2,040,414
   Time, $100,000 and over                                                                          5,613,173          6,629,345
   Other time                                                                                      20,266,060         18,573,233
                                                                                                  -----------       ------------
     Total Deposits                                                                                41,710,211         45,185,544

Advances from Federal Home Loan Bank                                                                2,595,000            595,000
Accrued interest                                                                                      516,789            577,420
Income taxes payable                                                                                    8,641             55,195
Other liabilities                                                                                      30,515             27,743
                                                                                                  -----------       ------------
     Total Liabilities                                                                             44,861,156         46,440,902
                                                                                                  -----------       ------------
Stockholders' Equity:
   Preferred stock, 10,000,000 shares authorized,
     no shares issued                                                                                     -0-                -0-
   Common stock, $1 par value, 10,000,000
     shares authorized, 405,710 shares issued
     and outstanding                                                                                  405,710            405,710
   Additional paid in capital                                                                       3,610,541          3,610,541
   Retained earnings                                                                                   82,419             62,003
   Unrealized gains (losses) on available-for-sale
     securities, net of applicable deferred income
     taxes                                                                                             (4,071)              (867)
                                                                                                  -----------       ------------
     Total Stockholders' Equity                                                                     4,094,599          4,077,387
                                                                                                  -----------       ------------
     Total Liabilities and Stockholders' Equity                                                   $48,955,755         50,518,289
                                                                                                  ===========       ============

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                             1996                1995
                                                          ----------          ----------
Interest Income:
   Interest and fees on loans                              $  820,873             636,749
   Interest on investment securities:
     Taxable                                                   66,608              95,696
   Interest on federal funds sold                              50,776               8,184
   Interest on deposits in banks                                3,972                 -0-
                                                           ----------          ----------
       Total                                                  942,229             740,629
                                                           ----------          ----------

Interest Expense:
   Interest on deposits                                       466,659             327,760
   Interest on Federal Funds purchased                            -0-              11,952
   Interest on advances from Federal Home Loan Bank            28,883                 -0-
                                                           ----------          ----------
                                                              495,542             339,712
                                                           ----------          ----------
Net Interest Income                                           446,687             400,917

Provision For Loan Losses                                     173,130              15,000
                                                           ----------          ----------
Net Interest Income After Provision For
   Loan Losses                                                273,557             385,917
                                                           ----------          ----------
Other Income:
   Service charges on deposit accounts                         87,511              63,475
   Insurance commissions                                        4,027                 -0-
   Fees on mortgage loans originated for sale                   4,329                 -0-
   Gain on sale of assets                                         -0-               4,591
   Other Income                                                22,362               9,149
                                                           ----------          ----------
       Total                                                  118,229              77,215
                                                           ----------          ----------
Other Expenses:
   Salaries                                                   152,489             136,608
   Other personnel expenses                                    35,486              22,543
   Occupancy expense of bank premises                          26,762              17,020
   Furniture and equipment expense                             23,563              24,334
   Federal deposit insurance                                    1,000              21,388
   Advertising                                                  7,585              13,080
   Data processing                                             17,630               9,554

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                             1996                1995
                                                          ----------          ----------
   Printing and office supplies                                12,993              18,088
   Amortization                                                 5,592               5,592
   Other operating expenses                                    78,630              71,002
                                                           ----------          ----------
       Total                                                  361,730             339,209
                                                           ----------          ----------

Income Before Taxes                                            30,056             123,923

Income Taxes                                                    9,640              28,803
                                                           ----------          ----------
Net Income                                                 $   20,416              95,120
                                                           ==========          ==========
Earnings Per Common and Common Equivalent Share            $      .05                 .21
                                                           ==========          ==========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                            ------------------------------------------
                                                                                                       UNREALIZED
                                                                                                     GAINS (LOSSES)
                                                                                                           ON
                                                                                                       AVAILABLE-
                                                                                                        FOR-SALE
                                                                                                       SECURITIES,
                                                                                                         NET OF
                                                                                                       APPLICABLE
                                                 COMMON STOCK            ADDITIONAL      RETAINED       DEFERRED
                                           NUMBER OF          PAR          PAID IN       EARNINGS        INCOME
                                            SHARES           VALUE         CAPITAL       (DEFICIT)        TAXES         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balance, December 31, 1994                    405,710     $  405,710      3,610,541       (251,173)       (74,805)     3,690,273

Net Income                                        -0-            -0-            -0-         95,120            -0-         95,120

Change in unrealized gains/losses on
  available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-            -0-         35,200         35,200
                                          -----------     ----------     ----------     ----------     ----------     ----------
Balance, March 31, 1995 (Unaudited)           405,710     $  405,710      3,610,541       (156,053)       (39,605)     3,820,593
                                          ===========     ==========    ===========    ===========    ===========     ==========
Balance, December 31, 1995                    405,710    $   405,710      3,610,541         62,003           (867)     4,077,387

Net Income                                        -0-            -0-            -0-         20,416            -0-         20,416

Change in unrealized gains/losses on
  available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-            -0-         (3,204)        (3,204)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balance, March 31, 1996 (Unaudited)           405,710     $  405,710      3,610,541         82,419         (4,071)     4,094,599
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                       -----------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net Income                                                                                      $    20,416             95,120
   Adjustments to reconcile net income or loss to net cash provided by operating activities:
     Depreciation                                                                                       26,318             25,244
     Amortization                                                                                        5,592              5,592
     Deferred income taxes (benefit)                                                                       -0-                -0-
     (Gain) Loss sale of assets                                                                            -0-             (4,591)
     (Gain) Loss on sale of securities                                                                     -0-                -0-
     Provision for loan losses                                                                         173,130             15,000
     Securities (accretion) amortization                                                               (22,727)           (11,291)
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable                                                (55,155)            15,824
     Increase (Decrease) in accrued interest payable                                                   (60,631)            30,600
     (Increase) Decrease in other assets                                                               (54,722)           (42,341)
     Increase (Decrease) in other liabilities                                                            2,772            (28,241)
     Increase (Decrease) in income taxes payable                                                       (46,554)             6,288
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                    (11,561)           107,204
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                                 (4,391)           (22,800)
   Net increase in loans                                                                            (1,676,297)           464,165
   Proceeds from sale of fixed assets                                                                      -0-             12,250
   Proceeds from maturity of available-for-sale securities                                           2,910,000                -0-
   Proceeds from maturity of held-to-maturity securities                                                   -0-          1,000,000
   Purchase of available-for-sale securities                                                        (2,190,940)           (24,800)
   Purchase of held-to-maturity securities                                                                 -0-           (752,963)
   Proceeds of maturity of securities purchased under agreements to resell                                 -0-          1,250,000
   Payments received on mortgage-backed securities                                                      18,903             24,668
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                   (942,725)         1,950,520
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Increase (Decrease) in time deposits                                                                676,655            192,495
   Increase (Decrease) in other deposits                                                            (4,151,988)        (5,697,620)
   Proceeds of advances from Federal Home Loan Bank                                                  2,000,000                -0-
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 (1,475,333)        (5,505,125)
                                                                                                   -----------        -----------
Net increase (decrease) in cash and cash equivalents                                                (2,429,619)        (3,447,401)
Cash and Cash Equivalents at Beginning of Year                                                      11,254,011          5,715,087
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Year                                                           $ 8,824,392          2,267,686
                                                                                                   ===========        ===========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                       -----------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------
Supplemental Disclosures of Cash Flow Information
- - -------------------------------------------------
Cash paid during the year for:
   Interest                                                                                        $   556,173            309,112
                                                                                                   ===========        ===========
   Income taxes                                                                                    $    55,195             22,515
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
- - -------------------------------------------------------
Total increase (decrease) in unrealized losses on securities available-for-sale                    $     4,855            (53,333)
                                                                                                   ===========        ===========

                        FNC BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
- - ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995.

Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia

The accompanying consolidated balance sheet of FNC Bancorp, Inc. and Subsidiary as of March 31, 1996, and the related statements of income, stockholders' equity and cash flows for the three months ended March 31, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FNC Bancorp, Inc. and Subsidiary as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 20, 1996, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying consolidated balance sheet is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.



STEWART, FOWLER & STALVEY, P.C.
- - ----------------------------------------

Valdosta, Georgia
May 8, 1996

Item 2.  Management's Discussion and Analysis or Plan of Operation
- - ------------------------------------------------------------------
Results of Operations
- - ---------------------
The Company, including the operations of its subsidiary, reported a consolidated net income of $20,416 for the three months ended March 31, 1996 compared to $95,120 for the three months ended March 31, 1995. Net interest income after provision for loan losses was $273,557 and $385,917 for the three months ended March 31, 1996 and 1995, respectively. The provision for loan losses was $173,130 and $15,000 for the three months ended March 31, 1996 and 1995, respectively. Non-interest income totalled $118,229 and $77,215 for the three months ended March 31, 1996 and 1995, respectively. Noninterest expenses totalled $361,730 and $339,209 for the three months ended March 31, 1996 and 1995, respectively.

The following table summarizes the results of operations of the Company for the three month periods ended March 31, 1996 and 1995.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
                                                            (IN THOUSANDS)
            Interest income                           $      942          741
            Interest expense                                (495)        (340)
                                                      ----------   ----------
            Net interest income                              447          401
            Provision for loan losses                       (173)         (15)
            Noninterest income                               118           77
            Noninterest expense                             (362)        (339)
                                                      ----------   ----------
            Income before taxes                               30          124
            Income taxes                                     (10)         (29)
                                                      ----------   ----------
            Net income                                $       20           95
                                                      ==========   ==========

Interest Income
- - ---------------
Total interest income increased approximately $201,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $27.5 million for the three months ended March 31, 1995 to approximately $32.7 million for the three months ended March 31, 1996 and an increase in the average rate earned on the loan portfolio from 9.25% for the three months ended March 31, 1995 to 10.05% for the three months ended March 31, 1996. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $637,000 for the three months ended March 31, 1995 to approximately $821,000 for the three months ended March 31, 1996, an increase of $184,000.

Interest earned on taxable investment securities decreased from approximately $96,000 for the three months ended March 31, 1995 to approximately $67,000 for the three months ended March 31, 1996, a decrease of $29,000. This increase was the net effect of a decrease in the average taxable investment portfolio balance from approximately $7.2 million for the three months ended March 31, 1995 to approximately $4.8 million for the three months ended March 31, 1996 and an increase in the average rate earned on the taxable investment securities portfolio from 5.30% for the three months ended March 31, 1995 to 5.51% for the three months ended March 31, 1996.

Interest earned on interest-bearing deposits in banks increased from approximately $-0- for the three months ended March 31, 1995 to approximately $4,000 for the three months ended March 31, 1996, an increase of $4,000.

Interest earned on federal funds sold increased from approximately $8,000 for the three months ended March 31, 1995 to approximately $51,000 for the three months ended March 31, 1996, an increase of $43,000. This increase was the net effect of an increase in the average federal funds sold balance from approximately $.2 million for the three months ended March 31, 1995 to approximately $3.9 million for the three months ended March 31, 1996 and a decrease in the rate earned on the federal funds sold from 6.13% for the three months ended March 31, 1995 to 5.25% for the three months ended March 31, 1996.


Interest Expense
- - ----------------
Total interest expense increased approximately $155,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $31.4 million for the three months ended March 31, 1995 to approximately $35.2 million for the three months ended March 31, 1996 and an increase in the average rate paid on interest-bearing deposits from 4.17% for the three months ended March 31, 1995 to 5.29% for the three months ended March 31, 1996. The effect of these two changes increased the interest expense on interest-bearing deposits from approximately $328,000 for the three months ended March 31, 1995 to approximately $467,000 for the three months ended March 31, 1996, an increase of $139,000.

Interest expense on advances from the Federal Home Loan Bank was approximately $29,000 for the three months ended March 31, 1996. This interest was incurred on an average balance of advances outstanding of approximately $2.0 million at an average rate of 5.69%.

The Bank also incurred approximately $12,000 of interest expense on Federal Funds purchased during the three months ended March 31, 1995 but none during the three months ended March 31, 1996.

Noninterest Income
- - ------------------
The following table presents the principal components of noninterest income for the three month periods ended March 31, 1996 and 1995.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
                                                             (IN THOUSANDS)
            Service charges on deposit accounts       $       88             63
            Insurance commissions                              4            -0-
            Gain on sale of assets                           -0-              5
            Fees on mortgage loans originated for sale         4            -0-
            Other income                                      22              9
                                                      ----------     ----------
             Total noninterest income                 $      118             77
                                                      ==========     ==========

Service charges on deposit accounts for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, increased approximately $25,000. This increase was related primarily to an increase in NSF fees and transaction deposit account activity. Insurance commissions for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, increased approximately $4,000. All other income totalled approximately $26,000 and $14,000 for the three months ended March 31, 1996 and 1995, respectively

Noninterest Expenses
- - --------------------
The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1996 and 1995.

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
                                                             (IN THOUSANDS)
            Salaries                                  $      152            137
            Other personnel expenses                          35             22
            Occupancy expense of bank premises                27             17
            Furniture and equipment expense                   24             24
            Federal deposit insurance                          1             21
            Advertising                                        8             13
            Data processing                                   18             10
            Printing and office supplies                      13             18
            Amortization                                       6              6
            Other operating expenses                          78             71
                                                      ----------     ----------
             Total noninterest expenses               $      362            339

Noninterest expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, increased approximately $23,000 or 6.8%. Compensation and other personnel expenses increased approximately $28,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses decreased approximately $5,000 or 2.8% for the three months ended March 31, 1996 compared to the three months ended March 31, 1994.

Provision for Loan Losses
- - -------------------------
The provision for loan losses for the three months ended March 31, 1996 was approximately $173,000 compared to approximately $15,000 for the three months ended March 31, 1995. The balance of the allowance for loan losses was approximately $395,000 (approximately 1.2% of outstanding loans) at March 31, 1996 and approximately $425,000 (approximately 1.6% of outstanding loans) at March 31, 1995. Actual loan charge-offs net of recoveries were approximately $164,000 for the three months ended March 31, 1996 and approximately $6,000 of net recoveries for the three months ended March 31, 1995. Non-accrual loans were approximately $228,000 at March 31, 1996 and $185,000 at March 31, 1995. Loans ninety days or more past due and still accruing amounted to approximately $-0- at March 31, 1996 and $19,000 at March 31, 1995. In determining an adequate level of loan loss reserves, such loans were included in such consideration.

The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Bank's past loan loss experience, management's evaluation of the collectibility of loans including specific impaired loans, the general state of the economy and other relevant factors.

Income Taxes
- - ------------
The provision for income taxes reflected an effective rate of 32.1% for the three months ended March 31, 1996 and 23.2% for the three months ended March 31, 1995. The reduced provision for the three months ended March 31, 1995 was due to the availability of a net operating loss carryover.

Financial Condition
- - -------------------
The Company, including its subsidiary bank, reported consolidated total assets of approximately $49.0 million at March 31, 1996 and approximately $50.5 million at December 31, 1995 representing a decrease of approximately $1.5 million. During the three months ended March 31, 1996, cash and due from banks decreased $3.6 million, proceeds of advances from Federal Home Loan Bank were $2.0 million, investments decreased $.7 million providing $6.3 million of funds available which were used to reduce deposits by $3.5 million, increased federal funds sold by $1.2 million and increase loans by $1.6 million.

The decrease in cash and due from banks and other liquid assets was attributed to the reduction in deposits. Deposits were reduced primarily as a result of local government and agri-business depositors making substantial deposits near the end of the calendar year with such funds being disbursed during the first few weeks of the calendar year in the ordinary course of business.

A number of factors contribute to the increase in loans. Such factors include the community response to a new community bank (First National Bank of Coffee County which opened on September 23, 1991), which was further enhanced with the opening of the bank's permanent banking facility in the latter part of 1992, and the business development activities of the Board of Directors and management team. The interest rates as previously discussed are reflective of interest rates in general and market conditions including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1996, a comparison of the minimum required and actual capital ratios are as follows:

                                                            MINIMUM
                                                            REQUIRED  ACTUAL
                                                            --------  ------
            Leverage capital ratio                            4.0%      7.2
            Tier one capital to "risk-weighted" assets        4.0%     10.1
            Tier two capital to "risk-weighted" assets        8.0%     11.2

Liquidity and Capital Resources
- - -------------------------------
Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or funding additional loans, and the ability of the Bank to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

The Bank's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Bank's investments. The Bank may also utilize its cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 1996, the Company's cash and due from banks were approximately $3.6 million in excess of its reserve requirement and its federal funds sold were approximately $5.0 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $4.5 million at March 31, 1996 can also be used to meet liquidity requirements to the extent the investments are not pledged. At March 31, 1996, the market value of pledged securities was $3.4 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had advances outstanding of $2,595,000 at March 31, 1996, at an average rate of 5.69%.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------
None.

Item 2.  Changes in Securities
- - ------------------------------
None.

Item 3.  Defaults Upon Senior Securities
- - ----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
None.

Item 5.  Other Information
- - --------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(A)         Exhibits:

               Exhibit No.
               -----------
               27.1                              Financial Data Schedule

(B)         Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FNC BANCORP, INC.
                                          --------------------------------------



Date: May 13, 1996                        By:  TIMOTHY J. PALMER
- - ---------------------------------         ------------------------------------
                                                     Timothy J. Palmer
                                                     President and
                                                     Chief Executive Officer