Form 10QSB
period 1996-06-30
FNC BANCORP INC
filed 1996-08-14
CIK 868573

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----
The number of shares outstanding of the Issuer's class of common stock at June 30, 1996 was 405,710 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                              ----   ----

                                 FNC BANCORP, INC.

                                    FORM 10-QSB

                                 TABLE OF CONTENTS
                                 -----------------
                                                                        PAGE
                                                                        ----
Part I - Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 1996
          (Unaudited) and December 31, 1995   . . . . . . . . . . . . . .  3

         Consolidated Statements of Income (Unaudited) - Three and Six
          Month Periods Ended June 30, 1996 and 1995  . . . . . . . . . .  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
          Six Month Periods Ended June 30, 1996 and 1995  . . . . . . . .  5

         Consolidated Statements of Cash Flows (Unaudited) - Six
          Month Periods Ended June 30, 1996 and 1995  . . . . . . . . . .  6

         Notes to Consolidated Financial Statements . . . . . . . . . . .  7
          Accountants' Disclaimer of Opinion  . . . . . . . . . . . . . .  8

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . .  9

Part II - Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .  15
         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .  15
         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .  15
         Item 4.  Submission of Matters to A Vote
                   of Security Holders  . . . . . . . . . . . . . . . . .  15
         Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  15
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .  15

Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 1996               1995
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                    $ 2,935,496          6,795,444
   Interest-bearing deposits in bank                                                               22,776            638,567
   Federal funds sold                                                                           6,830,000          3,820,000
                                                                                              -----------        -----------
       Total Cash and Cash Equivalents                                                          9,788,272         11,254,011
Investment securities (Fair value of $4,852,145 - 1996
   and $5,196,885 - 1995)                                                                       4,852,145          5,191,927
Loans, net of allowance for loan losses and
   unearned interest                                                                           30,686,185         31,532,756
Bank premises and equipment                                                                     1,664,761          1,694,013
Accrued interest receivable                                                                       806,896            686,724
Property acquired in settlement of loans                                                           44,578             13,677
Organization costs, net of amortization                                                             4,055             15,240
Other assets                                                                                      573,188            129,941
                                                                                              -----------        -----------
   Total Assets                                                                               $48,420,080         50,518,289
                                                                                              ===========        ===========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Deposits:
   Demand                                                                                     $ 6,468,386          9,965,771
   NOW accounts                                                                                 7,980,163          7,976,781
   Savings                                                                                      2,281,851          2,040,414
   Time, $100,000 and over                                                                      5,810,254          6,629,345
   Other time                                                                                  19,373,313         18,573,233
                                                                                              -----------        -----------
     Total Deposits                                                                            41,913,967         45,185,544

Advances from Federal Home Loan Bank                                                            2,540,000            595,000
Accrued interest                                                                                  471,847            577,420
Income taxes payable                                                                                  -0-             55,195
Other liabilities                                                                                  74,163             27,743
                                                                                              -----------        -----------
     Total Liabilities                                                                         44,999,977         46,440,902
                                                                                              -----------        -----------
Stockholders' Equity:
   Preferred stock, 10,000,000 shares authorized,
     no shares issued                                                                                 -0-                -0-
   Common stock, $1 par value, 10,000,000
     shares authorized, 405,710 shares issued
     and outstanding                                                                              405,710            405,710
   Additional paid in capital                                                                   3,610,541          3,610,541
   Retained earnings (deficit)                                                                   (579,611)            62,003
   Unrealized gains (losses) on available-for-sale
     securities, net of applicable deferred income taxes                                          (16,537)              (867)
                                                                                              -----------        -----------
     Total Stockholders' Equity                                                                 3,420,103          4,077,387
                                                                                              -----------        -----------
     Total Liabilities and Stockholders' Equity                                               $48,420,080         50,518,289
                                                                                              ===========        ===========

                                                FNC BANCORP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                         --------------------------------        -------------------------------
                                                             1996                1995                1996                1995
                                                         ------------        ------------        ------------        ------------

Interest Income:
   Interest and fees on loans                               $ 827,146             680,102           1,648,019           1,316,851
   Interest on investment securities:
     Taxable                                                   70,134              82,570             136,742             178,266
   Interest on federal funds sold                              74,743              20,013             125,519              28,197
   Interest on deposits in banks                                  108                   4               4,080                   4
                                                          -----------         -----------         -----------         -----------
       Total                                                  972,131             782,689           1,914,360           1,523,318
                                                          -----------         -----------         -----------         -----------

Interest Expense:
   Interest on deposits                                       458,059             384,954             924,718             712,714
   Interest on Federal Funds purchased                            -0-                 301                 -0-              12,253
   Interest on advances from Federal Home Loan Bank            35,769               1,761              64,652               1,761
                                                          -----------         -----------         -----------         -----------
                                                              493,828             387,016             989,370             726,728
                                                          -----------         -----------         -----------         -----------

Net Interest Income                                           478,303             395,673             924,990             796,590

Provision For Loan Losses                                   1,171,185              28,794           1,344,315              43,794
                                                          -----------         -----------         -----------         -----------
Net Interest Income (Loss) After Provision For
   Loan Losses                                               (692,882)            366,879            (419,325)            752,796
                                                          -----------         -----------         -----------         -----------
Other Income:
   Service charges on deposit accounts                         92,149              78,354             179,660             141,829
   Insurance commissions                                        2,057                 -0-               6,084                 -0-
   Fees on mortgage loans originated for sale                   5,263                 -0-               9,592                 -0-
   Gain on sale of assets                                         -0-                 -0-                 -0-               4,591
   Other Income                                                20,731              29,561              43,093              38,710
                                                          -----------         -----------         -----------         -----------
       Total                                                  120,200             107,915             238,429             185,130
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Salaries                                                   153,468             139,126             305,957             275,734
   Other personnel expenses                                    92,949              28,878             128,435              51,421
   Occupancy expense of bank premises                          25,979              33,660              52,741              50,680
   Furniture and equipment expense                             24,613              21,271              48,176              45,605
   Federal deposit insurance                                      500              21,389               1,500              42,777
   Advertising                                                  7,763               8,825              15,348              21,905
   Data processing                                             15,326              13,815              32,956              23,369
   Printing and office supplies                                20,163              17,664              33,156              35,752
   Amortization                                                 5,592               5,592              11,184              11,184
   Other operating expenses                                    81,924              78,152             160,554             149,154
                                                          -----------         -----------         -----------         -----------
       Total                                                  428,277             368,372             790,007             707,581
                                                          -----------         -----------         -----------         -----------
Income (Loss) Before Taxes                                 (1,000,959)            106,422            (970,903)            230,345

Income Taxes (Credit)                                        (338,929)             31,871            (329,289)             60,674
                                                          -----------         -----------         -----------         -----------
Net Income (Loss)                                         $  (662,030)             74,551            (641,614)            169,671
                                                          ===========         ===========         ===========         ===========
Earnings Per Share                                        $     (1.42)                .17               (1.37)                .38
                                                          ===========         ===========         ===========         ===========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                            ------------------------------------------
                                                                                                       UNREALIZED
                                                                                                     GAINS (LOSSES)
                                                                                                           ON
                                                                                                       AVAILABLE-
                                                                                                        FOR-SALE
                                                                                                       SECURITIES,
                                                                                                         NET OF
                                                                                                       APPLICABLE
                                                 COMMON STOCK            ADDITIONAL      RETAINED       DEFERRED
                                           NUMBER OF          PAR          PAID IN       EARNINGS        INCOME
                                            SHARES           VALUE         CAPITAL       (DEFICIT)        TAXES         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balance, December 31, 1994                    405,710     $  405,710      3,610,541       (251,173)       (74,805)     3,690,273

Net Income                                        -0-            -0-            -0-        169,671            -0-        169,671

Change in unrealized gains/losses on
  available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-            -0-         62,140         62,140
                                          -----------     ----------     ----------     ----------     ----------     ----------
Balance, June 30, 1995 (Unaudited)            405,710     $  405,710      3,610,541        (81,502)       (12,665)     3,922,084
                                          ===========     ==========    ===========    ===========    ===========     ==========

Balance, December 31, 1995                    405,710    $   405,710      3,610,541         62,003           (867)     4,077,387

Net Income                                        -0-            -0-            -0-       (641,614)           -0-       (641,614)

Change in unrealized gains/losses on
  available-for-sale securities, net
  of applicable deferred income taxes             -0-            -0-            -0-            -0-        (15,670)       (15,670)
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balance, June 30, 1996 (Unaudited)            405,710     $  405,710      3,610,541       (579,611)       (16,537)     3,420,103
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                       -----------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net Income (Loss)                                                                                 $(641,614)           169,671
   Adjustments to reconcile net income or loss to net cash
     provided by operating activities:
     Depreciation                                                                                       50,171             50,603
     Amortization                                                                                       11,184             11,184
     Deferred income taxes (benefit)                                                                  (330,008)               -0-
     (Gain) Loss sale of assets                                                                            -0-             (4,591)
     (Gain) Loss on sale of securities                                                                     -0-                -0-
     Provision for loan losses                                                                       1,344,315             43,794
     Securities (accretion) amortization                                                               (25,171)           (18,522)
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable                                               (120,172)           (94,922)
     Increase (Decrease) in accrued interest payable                                                  (105,573)           112,811
     (Increase) Decrease in other assets                                                              (105,166)           (23,158)
     Increase (Decrease) in other liabilities                                                           46,420            (16,032)
     Increase (Decrease) in income taxes payable                                                       (55,195)            38,160
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                     69,191            268,998
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                                (20,919)           (26,123)
   Net increase in loans                                                                              (528,645)        (1,292,396)
   (Increase) Decrease in interest-bearing deposits                                                        -0-                122
   Proceeds from sale of fixed assets                                                                      -0-             12,250
   Proceeds from maturity of available-for-sale securities                                           3,490,000            750,000
   Purchase of available-for-sale securities                                                        (3,185,792)           (24,800)
   Proceeds from maturity of held-to-maturity securities                                                   -0-          1,750,000
   Purchase of held-to-maturity securities                                                                 -0-           (745,768)
   Proceeds of maturity of securities purchased under
   agreements to resell                                                                                    -0-          1,250,000
   Payments received on mortgage-backed securities                                                      37,003             29,180
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                   (208,353)         1,702,465
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Increase (Decrease) in time deposits                                                                (19,011)         3,993,722
   Increase (Decrease) in other deposits                                                            (3,252,566)        (5,352,566)
   Proceeds from advances from Federal Home Loan Bank                                                2,000,000            100,000
   Repayment of advances from Federal Home Loan Bank                                                   (55,000)               -0-
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 (1,326,577)        (1,258,844)
                                                                                                   -----------        -----------
Net increase (decrease) in cash and cash equivalents                                                (1,465,739)           712,619

Cash and Cash Equivalents at Beginning of Year                                                      11,254,011          5,715,087
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Year                                                           $ 9,788,272          6,427,706
                                                                                                   ===========        ===========
Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------
Cash paid during the year for:
   Interest                                                                                        $ 1,094,943            613,917
                                                                                                   ===========        ===========
   Income taxes                                                                                    $    99,435             22,515
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
- -------------------------------------------------------
Total increase (decrease) in unrealized losses on
   securities available-for-sale                                                                   $    23,742             94,151
                                                                                                   ===========        ===========

                        FNC BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
- ---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995.

Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia

The accompanying consolidated balance sheet of FNC Bancorp, Inc. and Subsidiary as of June 30, 1996, and the related statements of income, stockholders' equity and cash flows for the three and six months ended June 30, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

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



Stewart, Fowler & Stalvey, P.C.
- -------------------------------

Valdosta, Georgia
August 13, 1996

       Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
- ---------------------
The Company, including the operations of its subsidiary, reported a consolidated net loss of $(641,614) for the six months ended June 30, 1996 compared to a net income of $169,671 for the six months ended June 30, 1995. Net interest income after provision for loan losses was a loss of $(419,325) for the six months ended June 30, 1996 and a net income of $752,796 for the six months ended June 30, 1995. The provision for loan losses was $1,344,315 and $43,794 for the six months ended June 30, 1996 and 1995, respectively. Non-interest income totalled $238,429 and $185,130 for the six months ended June 30, 1996 and 1995, respectively. Noninterest expenses totalled $790,007 and $707,581 for the six months ended June 30, 1996 and 1995, respectively.

The following table summarizes the results of operations of the Company for the three and six month periods ended June 30, 1996 and 1995.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Interest income              $    972        783      1,914      1,523
     Interest expense                 (494)      (387)      (989)      (727)
                                  --------   --------   --------   --------
     Net interest income               478        396        925        796
     Provision for loan losses      (1,171)       (29)    (1,344)       (43)
     Noninterest income                120        108        238        185
     Noninterest expense              (428)      (368)      (790)      (707)
                                  --------   --------   --------   --------
     Income (loss) before taxes     (1,001)       107       (971)       231
     Income taxes (credit)            (339)        32       (329)        61
                                  --------   --------   --------   --------
     Net income (loss)            $   (662)        75       (642)       170
                                  ========   ========   ========   ========

Interest Income
- ---------------
Total interest income increased approximately $391,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $28.0 million for the six months ended June 30, 1995 to approximately $32.5 million for the six months ended June 30, 1996 and an increase in the average rate earned on the loan portfolio from 9.40% for the six months ended June 30, 1995 to 10.14% for the six months ended June 30, 1996. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $1,317,000 for the six months ended June 30, 1995 to approximately $1,914,000 for the six months ended June 30, 1996, an increase of $597,000. Interest income on the loan portfolio increased from approximately $680,000 for the quarter ended June 30, 1995 to approximately $827,000 for the quarter ended June 30, 1996, an increase of $147,000.

Interest earned on taxable investment securities decreased from approximately $178,000 for the six months ended June 30, 1995 to approximately $137,000 for the six months ended June 30, 1996, a decrease of $41,000. This decrease was the combined effect of an increase in the average taxable investment portfolio balance from approximately $6.7 million for the six months ended June 30, 1995 to approximately $4.8 million for the six months ended June 30, 1996 and an increase in the average rate earned on the taxable investment securities portfolio from 5.34% for the six months ended June 30, 1995 to 5.64% for the six months ended June 30, 1996. Interest income on the taxable investment portfolio decreased from approximately $83,000 for the quarter ended June 30, 1995 to approximately $70,000 for the quarter ended June 30, 1996, a decrease of $13,000.

Interest earned on interest-bearing deposits in banks increased from approximately $4 for the six months ended June 30, 1995 to $4,000 for the six months ended June 30, 1996, an increase of $3,996. This increase was the result of an increase in the average interest-bearing deposits balance from approximately $.0 million for the six months ended June 30, 1995 to approximately $.2 million for the six months ended June 30, 1996. Interest income on the interest-bearing deposits increased from approximately $4 for the quarter ended June 30, 1995 to approximately $108 for the quarter ended June 30, 1996, an increase of $104.

Interest earned on federal funds sold increased from approximately $28,000 for the six months ended June 30, 1995 to approximately $126,000 for the six months ended June 30, 1996, an increase of $98,000. This increase was the net effect of an increase in the average federal funds sold balance from approximately $1.1 million for the six months ended June 30, 1995 to approximately $5.2 million for the six months ended June 30, 1996 and a decrease in the rate earned on the federal funds sold from 5.08% for the six months ended June 30, 1995 to approximately 4.80% for the six months ended June 30, 1996. Interest income on federal funds sold increased from approximately $20,000 for the quarter ended June 30, 1995 to approximately $75,000 for the quarter ended June 30, 1996, an increase of $55,000.

Interest Expense
- ----------------
Total interest expense increased approximately $262,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $31.8 million for the six months ended June 30, 1995 to approximately $35.3 million for the six months ended June 30, 1996 and an increase in the average rate paid on interest-bearing deposits from 4.49% for the six months ended June 30, 1995 to 5.24% for the six months ended June 30, 1996. Interest expense on interest-bearing deposits increased from approximately $385,000 for the quarter ended June 30, 1995 to approximately $458,000 for the quarter ended June 30, 1996, an increase of $73,000.

The Bank also incurred approximately $12,000 of interest expense on Federal Funds purchased during the six months ended June 30, 1995 compared to -0- for the six months ended June 30, 1996.

At June 30, 1996, the Bank had outstanding advances from the Federal Home Loan Bank of $2,540,000 at an average rate of 5.56% maturing through May 16, 2005. Interest expense incurred for the six months ended June 30, 1996 totalled approximately $65,000 and approximately $1,800 for the six months ended June 30, 1995.

Noninterest Income
- ------------------
The following table presents the principal components of noninterest income for the three and six month periods ended June 30, 1996 and 1995.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Service charges on deposit
       accounts                   $     92         78        180        142
     Insurance commissions               2        -0-          6        -0-
     Fees on mortgage loans originated
       for sale                          6        -0-         10        -0-
     Gain on sale of assets            -0-        -0-        -0-          5
     Other income                       20         30         42         38
                                  --------   --------   --------   --------
         Total noninterest income $    120        108        238        185
                                  ========   ========   ========   ========

Service charges on deposit accounts for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, increase approximately $38,000. This increase was related primarily to an increase in NSF fees and transaction deposit account activity. Insurance commissions for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, increased approximately $6,000. The Company recognized gain on the sale of fixed assets of approximately $5,000 during the six months ended June 30, 1995. All other income totalled approximately $52000 and $38000 for the six months ended June 30, 1996 and 1995, respectively.

Noninterest Expenses
- --------------------
The following table presents the principal components of noninterest expenses for the three and six month periods ended June 30, 1996 and 1995.

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Salaries                     $    154        139        306        276
     Other personnel expenses           93         29        128         51
     Occupancy expense of bank
       premises                         26         34         53         51
     Furniture and equipment expense    24         21         48         46
     Federal deposit insurance           1         21          2         43
     Advertising                         7          9         15         22
     Data processing                    15         14         33         23
     Printing and office supplies       20         18         33         36
     Amortization                        6          6         11         11
     Other operating expenses           82         77        161        148
                                  --------   --------   --------   --------
       Total noninterest expenses $    428        368        790        707

                                  ========   ========   ========   ========

Noninterest expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, increased approximately $83,000 or 11.7%. Compensation and other personnel expenses increased approximately $107,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase reflects increases in the number of employees, in wage levels, in the cost of employee benefits, and the payment of a termination amount upon the termination of the employment agreement with the bank's president. Excluding federal deposit insurance, all other expenses increased approximately $17,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase is attributable primarily to a larger volume of business. Additionally, federal deposit insurance amounted to approximately $2,000 for the six months ended June 30, 1996 compared to approximately $43,000 for the six months ended June 30, 1995.

Provision for Loan Losses
- -------------------------
The provision for loan losses for the six months ended June 30, 1996 was approximately $1,344,000 compared to approximately $43,000 for the six months ended June 30, 1995. The balance of the allowance for loan losses was approximately $1,501,000 (approximately 4.7% of outstanding loans) at June 30, 1996 and approximately $430,000 (approximately 1.5% of outstanding loans) at June 30, 1995. Actual loan charge-offs net of recoveries were approximately $229,000 of net charge-offs for the six months ended June 30, 1996 and approximately $18000 of net charge-offs for the six months ended June 30, 1995. Non-accrual loans were approximately $181,000 at June 30, 1996. Loans ninety days or more past due and still accruing amounted to approximately $9,000 at June 30, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration.

The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the Bank's past loan loss experience, management's evaluation of the collectibility of loans, the general state of the economy and other relevant factors.

In June, 1996, the bank completed a review of its loan portfolio in conjunction with the departure of two lending officials. Based upon the review, the allowance for loan losses was increased to approximately $1,501,000.

Income Taxes
- ------------
The provision for income taxes reflected an effective rate of 26.3% for the six months ended June 30, 1995. A tax credit was accrued for the six months ended June 30, 1996 based upon the loss incurred of approximately $971,000 before taxes.

Financial Condition
- -------------------
The Company, including its subsidiary bank, reported consolidated total assets of approximately $48.4 million at June 30, 1996 and approximately $50.5 million at December 31, 1995 representing a decrease of approximately $2.1 million. During the six months ended June 30, 1996, cash and due from banks decreased $3.9 million, Federal Home Loan Bank advances totaled $2.0 million, interest-bearing cash decreased $.5 million, investments decreased $.3 million and operations generated $.1 million providing $6.8 million of funds available which were used to reduce deposits by $3.3 million, increase loans by $.5 million and increase federal funds sold by $3.0 million.

The decrease in cash and due from banks and other liquid assets was attributed to the reduction in deposits. Deposits were reduced primarily as a result of local government and agri-business depositors making substantial deposits near the end of the calendar year with such funds being disbursed during the first few weeks of the calendar year in the ordinary course of business.

A number of factors contribute to the increase in loans. Such factors include the community response to a new community bank (First National Bank of Coffee County which opened on September 23, 1991), which was further enhanced with the opening of the bank's permanent banking facility in the latter part of 1992, and the business development activities of the Board of Directors. The interest rates as previously discussed are reflective of interest rates in general and market conditions including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1996, a comparison of the minimum required and actual capital ratios are as follows:

                                                            MINIMUM
                                                            REQUIRED  ACTUAL
                                                            --------  ------
            Leverage capital ratio                           4.0%         6.9%
            Tier one capital to "risk-weighted" assets       4.0%        10.2%
            Tier two capital to "risk-weighted" assets       8.0%        11.5%


For the remainder of 1996, management conservatively projects a net income of a minimum of $50,000 per month.


Liquidity and Capital Resources
- -------------------------------
Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or funding additional loans, and the ability of the Bank to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

The Bank's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Bank's investments. The Bank may also utilize its cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At June 30, 1996, the Company's cash and due from banks were approximately $2.8 million in excess of its reserve requirement of approximately $.2 million and its federal funds sold were approximately $6.8 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $4.9 million at June 30, 1996 can also be used to meet liquidity requirements to the extent the investments are not pledged. At June 30, 1996, the market value of pledged securities was $3.9 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances there from, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The bank had advances outstanding of $2,540,000 at June 30, 1996, at an average rate of 5.56%.

                           PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------
None.

Item 2.  Changes in Securities
- ------------------------------
None.

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
None.

Item 5.  Other Information
- --------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(A)         Exhibits:

               Exhibit No.
               -----------
                  27.1     Financial Data Schedule

(B)         Reports on Form 8-K:

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FNC BANCORP, INC.
                                      ----------------------------------------
                                                   (Registrant)



Date      August 14, 1996             By          BOB CATION
     -------------------------------      ---------------------------------
                                          Bob Cation
                                          Chairman