Form 10QSB/A
period 1996-06-30
FNC BANCORP INC
filed 1996-08-22
CIK 868573

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB/A
                               (Amended Filing)

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

                              FNC BANCORP, INC.

                                FORM 10-QSB/A

                              TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Corrected Financial Data Schedule . . . . . . . . . . . . . . . . . . . .  4

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FNC BANCORP, INC.
                                     ----------------------------------------
                                                   (Registrant)



Date      August 22, 1996             By          BOB CATION
     -------------------------------      ---------------------------------
                                          Bob Cation
                                          Chairman