Form 10QSB
period 1996-09-30
FNC BANCORP INC
filed 1996-11-14
CIK 868573

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

   Check whether the Issuer (1) has filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
   requirements for the past 90 days.  Yes   X    No
                                          -------    -------

   The number of shares outstanding of the Issuer's class of common stock at September 30, 1996 was 405,710 shares of common stock.

   Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                  -----   -----

                                 FNC BANCORP, INC.

                                    FORM 10-QSB

                                 TABLE OF CONTENTS
                                 -----------------

                                                                           PAGE
                                                                           ----
   Part I - Financial Information

            Item 1.  Financial Statements

             Consolidated Balance Sheets - September 30, 1996
               (Unaudited) and December 31, 1995   . . . . . . . . . . . . .  3

             Consolidated Statements of Income (Unaudited) - Three and Nine
               Month Periods Ended September 30, 1996 and 1995   . . . . . .  4

             Consolidated Statements of Stockholders' Equity (Unaudited) -
               Nine Month Periods Ended September 30, 1996 and 1995  . . . .  5

             Consolidated Statements of Cash Flows (Unaudited) - Nine
               Month Periods Ended September 30, 1996 and 1995   . . . . . .  6

             Notes to Consolidated Financial Statements  . . . . . . . . . .  7

             Accountants' Disclaimer of Opinion  . . . . . . . . . . . . . .  8

            Item 2.  Management's Discussion and Analysis
             or Plan of Operation  . . . . . . . . . . . . . . . . . . . . .  9

   Part II - Other Information

            Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .  15
            Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .  15
            Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .  15
            Item 4.  Submission of Matters to A Vote
                      of Security Holders  . . . . . . . . . . . . . . . . .  15
            Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  15
            Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . .  15

   Signatures          . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                                              ASSETS
                                                              ------
                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 1996               1995
                                                                                             ------------       ------------
                                                                                              (Unaudited)
Cash and Cash Equivalents:
   Cash and due from banks                                                                   $  3,622,296          6,795,444
   Federal funds sold                                                                           2,600,000          3,820,000
                                                                                             ------------       ------------
       Total Cash and Cash Equivalents                                                          6,222,296         10,615,444
Interest-bearing deposits in banks                                                                 14,728            638,567
Investment securities (Fair value of $6,841,314 - 1996
   and $5,196,885 - 1995)                                                                       6,841,314          5,191,927
Loans, net of allowance for loan losses and
   unearned interest                                                                           29,870,180         31,532,756
Bank premises and equipment                                                                     1,687,151          1,694,013
Accrued interest receivable                                                                       946,552            686,724
Organization costs, net of amortization                                                               -0-             15,240
Property acquired in settlement of loans                                                           41,827             13,677
Other assets                                                                                      689,050            129,941
                                                                                             ------------       ------------
     Total Assets                                                                            $ 46,313,098         50,518,289
                                                                                             ============       ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Deposits:
   Demand                                                                                    $  7,361,911          9,965,771
   NOW accounts                                                                                 5,913,426          7,976,781
   Savings                                                                                      1,922,472          2,040,414
   Time, $100,000 and over                                                                      5,237,529          6,629,345
   Other time                                                                                  19,422,512         18,573,233
                                                                                             ------------       ------------
     Total Deposits                                                                            39,857,850         45,185,544

Advances from Federal Home Loan Bank                                                            2,540,000            595,000
Accrued interest                                                                                  497,808            577,420
Income taxes payable                                                                                  -0-             55,195
Other liabilities                                                                                 214,244             27,743
                                                                                             ------------       ------------
     Total Liabilities                                                                         43,109,902         46,440,902
                                                                                             ------------       ------------
Stockholders' Equity:
   Preferred stock, 10,000,000 shares authorized,
     no shares issued                                                                                 -0-                -0-
   Common stock, $1 par value, 10,000,000
     shares authorized, 405,710 shares issued
     and outstanding                                                                              405,710            405,710
   Additional paid in capital                                                                   3,610,541          3,610,541
   Retained earnings (deficit)                                                                   (800,329)            62,003
   Unrealized gains (losses) on available-for-sale
     securities, net of applicable deferred income
     taxes                                                                                        (12,726)              (867)
                                                                                             ------------       ------------
     Total Stockholders' Equity                                                                 3,203,196          4,077,387

                                                                                             ------------       ------------
     Total Liabilities and Stockholders' Equity                                              $ 46,313,098         50,518,289
                                                                                             ============       ============

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                         --------------------------------        -------------------------------
                                                             1996                1995                1996                1995
                                                         ------------        ------------        ------------        ------------
Interest Income:
   Interest and fees on loans                             $   764,304             767,170           2,412,323           2,084,021
   Interest on investment securities:
     Taxable                                                   80,450              71,617             217,192             249,883
   Interest on federal funds sold                              65,057              50,862             190,576              79,059
   Interest on deposits in banks                                  198                   8               4,278                  12
                                                          -----------         -----------         -----------         -----------
       Total                                                  910,009             889,657           2,824,369           2,412,975
                                                          -----------         -----------         -----------         -----------
Interest Expense:
   Interest on deposits                                       437,933             442,303           1,362,651           1,155,017
   Interest on Federal Funds purchased                              9                 -0-                   9              12,253
   Interest on advances from Federal Home Loan Bank            35,713                 288             100,365               2,049
                                                          -----------         -----------         -----------         -----------
                                                              473,655             442,591           1,463,025           1,169,319
                                                          -----------         -----------         -----------         -----------

Net Interest Income                                           436,354             447,066           1,361,344           1,243,656

Provision For Loan Losses                                     481,843             201,894           1,826,158             245,688
                                                          -----------         -----------         -----------         -----------
Net Interest Income (Loss) After Provision For
   Loan Losses                                                (45,489)            245,172            (464,814)            997,968
                                                          -----------         -----------         -----------         -----------
Other Income:
   Service charges on deposit accounts                         96,769              66,825             276,429             208,654
   Insurance commissions                                        4,151               3,109              10,235               3,109
   Fees on mortgage loans originated for sale                   6,815                 -0-              16,407                 -0-
   Gain on sale of assets                                         -0-                 600                 -0-               5,191
   Gain (Loss) on sale of investment securities                   -0-              (1,727)                -0-              (1,727)
   Other Income                                                20,952               1,122              64,045              39,832
                                                          -----------         -----------         -----------         -----------
       Total                                                  128,687              69,929             367,116             255,059
                                                          -----------         -----------         -----------         -----------
Other Expenses:
   Salaries                                                   137,036             141,487             442,993             417,221
   Other personnel expenses                                    84,849              25,327             213,284              76,748
   Occupancy expense of bank premises                          26,485              27,261              79,226              77,941
   Furniture and equipment expense                             24,294              19,906              72,470              65,511
   Federal deposit insurance                                      500              (2,751)              2,000              40,026
   Advertising                                                 17,890              10,809              33,238              32,714
   Data processing                                             17,103              16,178              50,059              39,547
   Printing and office supplies                                10,753              17,295              43,909              53,047
   Amortization                                                 4,056               5,593              15,240              16,777
   Other operating expenses                                    93,462              64,868             254,016             214,022
                                                          -----------         -----------         -----------         -----------
       Total                                                  416,428             325,973           1,206,435           1,033,554
                                                          -----------         -----------         -----------         -----------

Income (Loss) Before Taxes                                   (333,230)            (10,872)         (1,304,133)            219,473

Income Taxes (Credit)                                        (112,512)                913            (441,801)             61,587
                                                          -----------         -----------         -----------         -----------

Net Income (Loss)                                         $  (220,718)            (11,785)           (862,332)            157,886
                                                          ===========         ===========         ===========         ===========

Earnings (Loss) Per Common and Common Equivalent Share    $      (.45)               (.01)              (1.82)                .37
                                                          ===========         ===========         ===========         ===========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                           ---------------------------------------------
                                                                                                       UNREALIZED
                                                                                                     GAINS (LOSSES)
                                                                                                           ON
                                                                                                       AVAILABLE-
                                                                                                        FOR-SALE
                                                                                                       SECURITIES,
                                                                                                         NET OF
                                                                                                       APPLICABLE
                                                 COMMON STOCK            ADDITIONAL      RETAINED       DEFERRED
                                            NUMBER OF         PAR          PAID IN       EARNINGS        INCOME
                                             SHARES          VALUE         CAPITAL       (DEFICIT)        TAXES          TOTAL
                                           ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1994                    405,710     $  405,710      3,610,541       (251,173)       (74,805)     3,690,273

Net Income                                        -0-            -0-            -0-        157,886            -0-        157,886

Change in unrealized gains/losses on
  available-for-sale securities, net of
  applicable deferred income taxes                -0-            -0-            -0-            -0-         66,264         66,264
                                          -----------     ----------     ----------     ----------     ----------     ----------
Balance, September 30, 1995 (unaudited)       405,710     $  405,710      3,610,541        (93,287)        (8,541)     3,914,423
                                          ===========     ==========     ==========     ==========     ==========     ==========

Balance December 31, 1995                     405,710     $  405,710      3,610,541         62,003           (867)     4,077,387

Net Income (Loss)                                 -0-            -0-            -0-       (862,332)           -0-       (862,332)

Change in unrealized gains/losses on
  available-for-sale securities, net of
  applicable deferred income taxes                -0-            -0-            -0-            -0-        (11,859)       (11,859)
                                          -----------     ----------     ----------     ----------     ----------     ----------
Balance, September 30, 1996 (unaudited)       405,710     $  405,710      3,610,541       (800,329)       (12,726)     3,203,196
                                          ===========     ==========     ==========     ==========     ==========     ==========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                          NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                    -----------------------------
                                                                                                       1996               1995
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net Income (loss)                                                                               $  (862,332)           157,886
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                                       78,284             76,228
     Amortization                                                                                       15,240             16,777
     Deferred income taxes (benefit)                                                                  (438,626)               -0-
     (Gain) Loss sale of assets                                                                            -0-             (5,191)
     (Gain) Loss on sale of securities                                                                     -0-              1,727
     Provision for loan losses                                                                       1,826,158            245,688
     Securities (accretion) amortization                                                               (27,150)           (24,013)
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable                                               (259,828)          (186,436)
     Increase (Decrease) in accrued interest payable                                                   (79,612)           223,785
     (Increase) Decrease in other assets                                                              (114,372)           (18,004)
     Increase (Decrease) in other liabilities                                                          186,501            144,069
     Increase (Decrease) in income taxes payable                                                       (55,195)            33,690
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                    269,068            666,206
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                                (71,422)           (30,046)
   Net increase in loans                                                                              (191,732)        (1,792,365)
   (Increase) Decrease in interest-bearing deposits                                                    623,839                122
   Proceeds from sale of fixed assets                                                                      -0-             12,850
   Proceeds from sale of available-for-sale securities                                                   7,500            494,453
   Proceeds from maturity of available-for-sale securities                                           3,490,000          1,000,000
   Purchase of available-for-sale securities                                                        (5,186,710)          (524,800)
   Proceeds from maturity of held-to-maturity securities                                                   -0-          2,750,000
   Purchase of held-to-maturity securities                                                                 -0-           (758,402)
   Proceeds of maturity of securities purchased under
     agreements to resell                                                                                  -0-          1,250,000
   Payments received on mortgage-backed securities                                                      49,003             66,180
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                 (1,279,522)         2,467,992
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Increase (Decrease) in time deposits                                                               (542,537)         5,559,987
   Increase (Decrease) in other deposits                                                            (4,785,157)        (7,735,266)
   Proceeds from advances from Federal Home Loan Bank                                                2,000,000            100,000
   Payments on advances from Federal Home Loan Bank                                                    (55,000)              (575)
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 (3,382,694)        (2,075,854)
                                                                                                   -----------        -----------
Net increase (decrease) in cash and cash equivalents                                                (4,393,148)         1,058,344

Cash and Cash Equivalents at Beginning of Year                                                      10,615,444          5,715,087
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Year                                                           $ 6,222,296          6,773,431
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash paid during the year for:
   Interest                                                                                        $ 1,542,637            945,534
                                                                                                   ===========        ===========
   Income taxes                                                                                    $   121,555             27,897
                                                                                                   ===========        ===========

Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on
   securities available-for-sale                                                                   $    17,969           (100,400)
                                                                                                   ===========        ===========

                       FNC BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995.

Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia

The accompanying consolidated balance sheet of FNC Bancorp, Inc. and Subsidiary as of September 30, 1996, and the related statements of income, stockholders' equity and cash flows for the nine months ended September 30, 1996 and 1995 were not audited by us and, accordingly, we do not express an opinion on them.

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

STEWART, FOWLER & STALVEY, P.C.
-------------------------------



Valdosta, Georgia
November 5, 1996

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Results of Operations
---------------------

The Company, including the operations of its subsidiary, reported a consolidated net loss of $(862,332) for the nine months ended September 30, 1996 compared to a net income $157,886 for the nine months ended September 30, 1995. Net interest income after provision for loan losses was a loss of $(464,814) for the nine months ended September 30, 1996 and a net income of $997,968 for the nine months ended September 30, 1995. The provision for loan losses was $1,826,158 and $245,688 for the nine months ended September 30, 1996 and 1995, respectively. Non-interest income totalled $367,116 and $255,059 for the nine months ended September 30, 1996 and 1995, respectively. Noninterest expenses totalled $1,206,435 and $1,033,554 for the nine months ended September 30, 1996 and 1995, respectively.

The following table summarizes the results of operations of the Company for the three and nine month periods ended September 30, 1996 and 1995.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Interest income              $    910        890      2,824      2,413
     Interest expense                 (474)      (443)    (1,463)    (1,169)
                                  --------   --------   --------   --------
     Net interest income               436        447      1,361      1,244
     Provision for loan losses        (482)      (202)    (1,826)      (246)
     Noninterest income                129         70        367        255
     Noninterest expense              (416)      (326)    (1,206)    (1,034)
                                  --------   --------   --------   --------
     Income (loss) before taxes       (333)       (11)    (1,304)       219
     Income taxes (credit)            (113)         1       (442)        61
                                  --------   --------   --------   --------
     Net income (loss)            $   (220)       (12)      (862)       158
                                  ========   ========   ========   ========


Interest Income
---------------

Total interest income increased approximately $411,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average loan portfolio balance from approximately $28.4 million for the nine months ended September 30, 1995 to approximately $32.2 million for the nine months ended September 30, 1996 and an increase in the average rate earned on the loan portfolio from 9.80% for the nine months ended September 30, 1995 to 9.99% for the nine months ended September 30, 1996. The effect of these two changes increased the interest income earned on the loan portfolio from approximately $2,084,000 for the nine months ended September 30, 1995 to approximately $2,412,000 for the nine months ended September 30, 1996, an increase of $328,000. Interest income on the loan portfolio decreased from approximately $767,000 for the quarter ended September 30, 1995 to approximately $764,000 for the quarter ended September 30, 1996, a decrease of $3,000.

Interest earned on taxable investment securities decreased from approximately $250,000 for the nine months ended September 30, 1995 to approximately $217,000 for the nine months ended September 30, 1996, a decrease of $33,000. This decrease was the combined effect of a decrease in the average taxable investment portfolio balance from approximately $6.1 million for the nine months ended September 30, 1995 to approximately $5.4 million for the nine months ended September 30, 1996 and a decrease in the average rate earned on the taxable investment securities portfolio from 5.47% for the nine months ended September 30, 1995 to 5.41% for the nine months ended September 30, 1996. Interest income on the taxable investment portfolio increased from approximately $72,000 for the quarter ended September 30, 1995 to approximately $80,000 for the quarter ended September 30, 1996, an increase of $8,000.

Interest earned on interest-bearing deposits in banks increased from $12 for the nine months ended September 30, 1995 to approximately $4,000 for the nine months ended September 30, 1996, an increase of $3,988. This increase was the result of an increase in the average interest-bearing deposits balance from approximately $.0 million for the nine months ended September 30, 1995 to approximately $.2 million for the nine months ended September 30, 1996. The average rate was 3.41%. Interest income on the interest-bearing deposits increased from $8 for the quarter ended September 30, 1995 to $198 for the quarter ended September 30, 1996, an increase of $190.

Interest earned on federal funds sold increased from approximately $79,000 for the nine months ended September 30, 1995 to approximately $191,000 for the nine months ended September 30, 1996, an increase of $112,000. This increase was the combined effect of an increase in the average federal funds sold balance from approximately $1.9 million for the nine months ended September 30, 1995 to approximately $4.6 million for the nine months ended September 30, 1996 and an increase in the rate earned on the federal funds sold from 5.46% for the nine months ended September 30, 1995 to approximately 5.56% for the nine months ended September 30, 1996. Interest income on federal funds sold increased from approximately $51,000 for the quarter ended September 30, 1995 to approximately $65,000 for the quarter ended September 30, 1996, an increase of $14,000.

Interest Expense
----------------

Total interest expense increased approximately $294,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase is attributed to the factors explained in the following paragraphs.

This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $32.0 million for the nine months ended September 30, 1995 to approximately $34.6 million for the nine months ended September 30, 1996 and an increase in the average rate paid on interest-bearing deposits from 4.81% for the nine months ended September 30, 1995 to 5.25% for the nine months ended September 30, 1996. The effect of these two changes increased the interest expense on interest-bearing deposits from approximately $1,155,000 for the nine months ended September 30, 1995 to approximately $1,363,000 for the nine months ended September 30, 1996, an increase of $208,000. Interest expense on interest-bearing deposits decreased from approximately $442,000 for the quarter ended September 30, 1995 to approximately $438,000 for the quarter ended September 30, 1996, a decrease of $4,000.

The Bank also incurred $9 of interest expense on Federal Funds purchased during the nine months ended September 30, 1996 compared to approximately $12,000 for the nine months ended September 30, 1995.

At September 30, 1996, the Bank had outstanding advances from the Federal Home Loan Bank of $2,540,000 at an average rate of 5.56% maturing through May 16, 2005. Interest expense incurred for the nine months ended September 30, 1996 totalled approximately $100,000 and $2,000 for the nine months ended September 30, 1995.

Noninterest Income
------------------

The following table presents the principal components of noninterest income for the three and nine month periods ended September 30, 1996 and 1995.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Service charges on deposit
       accounts                   $     97         67        277        209
     Insurance commissions               4          3         10          3
     Fees on mortgage loans
       originated for sale               7        -0-         16        -0-
     Gain (loss) on sale of
       investment securities           -0-         (2)       -0-         (2)
     Gain on sale of assets            -0-          1        -0-          5
     Other income                       21          1         64         40
                                  --------   --------   --------   --------
         Total noninterest income $    129         70        367        255
                                  ========   ========   ========   ========

Service charges on deposit accounts for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, increased approximately $68,000. This increase was related primarily to an increase in NSF fees and transaction deposit account activity. Insurance commissions for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, increased approximately $7,000. The Company recognized a gain on the sale of fixed assets of approximately $5,000 during the nine months ended September 30, 1995 and a loss on the sale of available-for-sale securities of approximately $(2,000) for the nine months ended September 30, 1995. All other income totalled approximately $80,000 and $40,000 for the nine months ended September 30, 1996 and 1995, respectively.

Noninterest Expenses
--------------------

The following table presents the principal components of noninterest expenses for the three and nine month periods ended September 30, 1996 and 1995.

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                  ------------------    -------------------
                                    1996       1995       1996       1995
                                  --------   --------   --------   --------
                                               (IN THOUSANDS)

     Salaries                     $    137        141        443        417
     Other personnel expenses           85         25        213         77
     Occupancy expense of bank
       premises                         26         27         79         78
     Furniture and equipment expense    24         20         73         65
     Federal deposit insurance           1         (2)         2         40
     Advertising                        18         11         33         33
     Data processing                    17         16         50         40
     Printing and office supplies       11         17         44         53
     Amortization                        4          6         15         17
     Other operating expenses           93         65        254        214
                                  --------   --------   --------   --------
       Total noninterest expenses $    416        326      1,206      1,034
                                  ========   ========   ========   ========

Noninterest expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, increased approximately $172,000 or 16.6%. Compensation and other personnel expenses increased approximately $162,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits and the payment in the prior year of a termination amount upon the termination of the employment agreement with the Bank's President. Excluding federal deposit insurance, all other expenses increased approximately $48,000 or 9.6% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. This increase is attributed primarily to a larger volume of business. Additionally, federal deposit insurance amounted to approximately $2,000 for the nine months ended September 30, 1996 compared to approximately $40,000 for the nine months ended September 30, 1995.

Provision for Loan Losses
-------------------------

The provision for loan losses for the nine months ended September 30, 1996 was approximately $1,826,000 compared to approximately $246,000 for the nine months ended September 30, 1995. The balance of the allowance for loan losses was approximately $1,313,000 (approximately 4.2% of outstanding loans) at September 30, 1996 and approximately $461,000 (approximately 1.6% of outstanding loans) at September 30, 1995. Actual loan charge-offs net of recoveries were approximately $898,000 of net charge-offs for the nine months ended September 30, 1996 and approximately $188,000 of net charge-offs for the nine months ended September 30, 1995. Non-accrual loans were approximately $794,000 at September 30, 1996. Loans ninety days or more past due and still accruing amounted to approximately $29,000 at September 30, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration.

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

In June, 1996, the Bank completed a review of its loan portfolio in conjunction with the departure of two lending officials. Based upon that review and subsequent ongoing review, the allowance for loan losses was increased to approximately $1,313,000 and the Bank has recognized actual loan charge-offs net of recoveries of approximately $898,000.

Income Taxes
------------

The provision for income taxes reflected an effective rate of 28.1% for the nine months ended September 30, 1995. A tax credit was accrued for the nine months ended September 30, 1996 based upon the loss incurred of approximately $1,304,000 before taxes.

Financial Condition
-------------------

The Company, including its subsidiary bank, reported consolidated total assets of approximately $46.3 million at September 30, 1996 and approximately $50.5 million at December 31, 1995, representing a decrease of approximately $4.2 million. During the nine months ended September 30, 1996, cash and due from banks decreased $3.2 million, Federal Home Loan Bank advances increased $1.9 million, federal funds sold decreased $1.2 million, interest-bearing deposits decreased $.6 million and operations generated $.2 million providing $7.1 million of funds available which were used to reduce deposits by $5.3 million, increase loans by $.2 million and increase investment securities by $1.6 million.

The decrease in cash and due from banks and other liquid assets was attributed to the reduction in deposits. Deposits were reduced primarily as a result of local government and agri-business depositors making substantial deposits near the end of the calendar year with such funds being disbursed during the following calendar year in the ordinary course of business.

A number of factors contribute to the volume of lending. Such factors include competition, the pricing of loans and other lending policies and the general state of the economy. The interest rates as previously discussed are reflective of interest rates in general and market conditions including competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At September 30, 1996, a comparison of the minimum required and actual capital ratios are as follows:

                                                            MINIMUM
                                                            REQUIRED  ACTUAL
                                                            --------  -------
            Leverage capital ratio                            4.0%     6.3%
            Tier one capital to "risk-weighted" assets        4.0      8.8
            Tier two capital to "risk-weighted" assets        8.0     10.1

Liquidity and Capital Resources
-------------------------------

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

The Bank's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Bank's investments. The Bank may also utilize its cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At September 30, 1996, the Company's cash and due from banks were approximately $3.4 million in excess of its reserve requirement and its federal funds sold were approximately $2.6 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $6.8 million at September 30, 1996 can also be used to meet liquidity requirements to the extent the investments are not pledged. At September 30, 1996, the market value of pledged securities was $3.8 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local Community.
The Bank had advances outstanding of $2,540,000 at September 30, 1996, at an average of 5.56%.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
None.

Item 2.  Changes in Securities
------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(A)         Exhibits:

               Exhibit No.
               -----------
                 27.1  Financial Data Schedule

(B) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.





                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FNC BANCORP, INC.
                                              ------------------------------
                                                      (Registrant)


Date  NOVEMBER 7, 1996                     By/s/ BOB CATION
     ---------------------------------          ----------------------------
                                                  Bob Cation
                                                  Chairman