Form 10KSB
period 1996-12-31
FNC BANCORP INC
filed 1997-04-01
CIK 868573

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1996
                             -----------------

   Commission File Number 33-37078

                                 FNC BANCORP, INC.
                                 -----------------
            (Name of small business issuer as specified in its charter)

               Georgia                                           58-1910615
   -------------------------------                           -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

   420 South Madison Avenue, Douglas, Georgia                      31533
   ------------------------------------------                -------------------
   (Address of principal executive offices)                       (Zip Code)

   Issuer's telephone number  (912) 384-1100
                              --------------

   Securities registered under Section 12(b) of the Exchange Act:   None
                                                                    -----
   Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                                                                    ------------

   Check whether the Issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X    No
       -----     -----

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Not Applicable

   Issuer's revenues for its most recent fiscal year were $4,151,234.

   The aggregate market value of the voting stock held by non-affiliates of issuer at March 25, 1997 was $3,418,470 based on the average price of known occasional private sales of its common stock during 1996, although there is no established trading market.

   The number of shares outstanding of issuer's class of common stock at March 25, 1997 was 405,710 shares of common stock.

   Documents Incorporated by Reference:  None

   Transitional Small Business Disclosure Format (Check one):  Yes      No   X
                                                                   ---      ---

                                 FNC BANCORP, INC.

                           Annual Report on Form 10-KSB
                    For the Fiscal Year Ended December 31, 1996

                                 Table of Contents
                                 -----------------

            Item                                                      Page
           Number                                                    Number
           ------                                                    ------
                                      Part I

              1.  Description of Business  . . . . . . . . . . . . . .  3

              2.  Description of Property  . . . . . . . . . . . . . . 32

              3.  Legal Proceedings  . . . . . . . . . . . . . . . . . 32

              4.  Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . . . . . . . . 32

                                      Part II

              5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters  . . . . . . . . . 33

              6.  Management's Discussion and Analysis
                    or Plan of Operation . . . . . . . . . . . . . . . 33

              7.  Financial Statements   . . . . . . . . . . . . . . . 40

              8.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure . . . . . . 40

                                     Part III

              9.  Directors, Executive Officers, Promoters
                    and Control Persons; Compliance With
                    Section 16(a) of the Exchange Act  . . . . . . . . 61

             10.  Executive Compensation   . . . . . . . . . . . . . . 64

             11.  Security Ownership of Certain Beneficial
                    Owners and Management  . . . . . . . . . . . . . . 67

             12.  Certain Relationships and Related Transactions   . . 68

             13.  Exhibits and Reports on Form 8-K   . . . . . . . . . 69






                  Signatures   . . . . . . . . . . . . . . . . . . . . 70

                                      PART I

   ITEM 1. DESCRIPTION OF BUSINESS
   -------------------------------

   The Company
   -----------
     FNC Bancorp, Inc. (the "Company") was incorporated under the laws of Georgia on September 19, 1990 to serve as a bank holding company for First National Bank of Coffee County (In Organization) (the "Bank"). A charter for the Bank was issued by the Office of the Comptroller of the Currency (the "OCC") and the Bank commenced operations on September 23, 1991.

     The Company's offices are located at 420 South Madison Avenue, Douglas, Georgia and its telephone number is (912)384-1100. The Company maintains its offices at the office of First National Bank of Coffee County at this address.

     On January 8, 1991, the Company commenced an offering of a minimum of 360,000 and a maximum of 500,000 shares of its Common Stock, $1.00 par value per share, to the public at a price of $10.00 per share to raise funds to capitalize and acquire all of the stock of the Bank. The Company completed its stock offering with the sale of 405,710 shares by December 31, 1991. Of the proceeds of the stock sold, $3,500,000 was used to acquire all of the stock of the bank upon its being issued a charter and commencing operations. The Company received all required federal and state regulatory approvals to become a bank holding company.

     The Company has been organized to facilitate the Bank's ability to serve its current and future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities. Nevertheless, the primary activity of the Company initially is to be ownership and operation of the Bank. While the Company may seek in the future to acquire additional banks or bank holding companies or to engage in other activities appropriate for bank holding companies under appropriate circumstances as permitted by law, the Company currently has no plans, understandings or agreements concerning any other activities. The results of operations and financial condition of the Company for the foreseeable future will be determined primarily by the results of operations and financial condition of the Bank.

   The Bank
   --------

   General
   -------
     On August 15, 1990, the Organizers of the Company and the Bank filed an application with the OCC to charter the Bank as a national banking association under the name "First National Bank of Coffee County" to conduct business in Douglas, Coffee County, Georgia and the surrounding area. The Organizers of the Company and the Bank are Robert L. Cation, Milton G. Clements, William C. Ellis, Jr., Ralph G. Evans, A. Curtis Farrar, Jr., Norman E. Fletcher and Timothy J. Palmer. The Bank was authorized to commence its banking business by the OCC issuing a national bank charter for the Bank. Operations commenced on September 23, 1991. The OCC had granted preliminary approval of the application on December 14, 1990. Final approval of the application was subject to, among other conditions, capitalization of the Bank at a minimum of $3,500,000 prior to the Bank opening for business.

     The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, making real estate loans, consumer loans, business loans, residential and commercial construction loans and other investments. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of participation in loans, sales of investment securities and may include in the future, sales of loans. The principal sources of income for the bank is interest and fees collected on loans and, to a lesser extent, interest and dividends collected on other investments.

     The Bank's earnings depend primarily on its "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and other investments) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy intended to control the impact of interest rate fluctuations upon the Bank's earnings and to make the yields on its loan portfolio and other investments more responsive to its cost of funds, in part by closely matching the maturities of interest-earnings assets and interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is affected by changes in the levels of interest rates and other factors beyond its control.

   Philosophy and Strategy
   -----------------------
     The Bank serves as a community bank in a market dominated by large regional banks. The philosophy and strategy of the Bank with regard to its initial operations is to emphasize its local ownership and management and its prompt and responsive personal service in order to attract customers and acquire a market share now controlled by other financial institutions in the Bank's market area. Most of the shares sold in the Company's public offering were sold in the Coffee County area, and this local ownership has helped to provide an immediate customer base. The Bank's President and the other Organizers also have significant contacts in Coffee County, which has provided additional customers and is expected to continue to do so.

     The Bank's strategy is to attract as customers small-to-medium size manufacturing, retail, professional and industrial businesses as well as middle-to-upper-income consumers and professionals. These customers typically provide a higher level of profitability and a lower degree of risk than do customers of the larger banks and are prime customers of smaller banks. As more and more small banks are merged out of existence, the opportunities to fill the void created by these mergers are enhanced for small de novo banks that have both adequate capital resources and experienced management. The Bank's President has experience in servicing these types of customers at other financial institutions and uses that experience to continue to provide services to these types of customers. See "Item 10. Directors and Executive Officers of the Registrant." Management of the Bank also has an active officer and director call program to describe the products, services and philosophy of the Bank to both existing and prospective customers.

   Market Area
   -----------
     The Bank's primary service area ("PSA") is Coffee County, Georgia, and the Bank is located in Douglas, the county seat and largest city in the county. The Bank's secondary service area includes the surrounding areas of Atkinson, Bacon, Ben Hill, Berrien, Irwin, Jeff Davis and Ware Counties. Access to the area is provided by U.S. Highways 441 and 221 and State Highways 135 and 158, all intersecting in Douglas. Douglas also has access to four interstate highway systems, I-10, I-16, I-75, and I-95, all within 100 miles of the city. The area is comprised of a diversified mix of commercial, retail, industrial, agricultural and residential areas.

     Population in the PSA was approximately 26,894 in 1980 and was estimated at 30,538 in 1989, an increase of almost 13.6% in nine years. The population is projected to be 32,991 by 1994. The population is well distributed by age and is slightly more than 52% female. The median age of the population is
   29.8 years.

     It is estimated that 36.5% of the households in the PSA have an income level of over $25,000, a figure that is projected to reach 46.4% by 1994. In addition, it is estimated that 22.2% of the households in the PSA had incomes over $35,000 and it is estimated that this will increase to 31.6% by 1994. Aggregate household income has grown from $44,740,000 in 1970 to $123,320,000 in 1980 to $279,990,000 in 1989, and is projected to reach approximately $391,800,000 by 1994. The median family income is projected to grow from $10,942 in 1980 to $23,096 by 1994, an increase of over 111% in 14 years.
   Continued growth in the population and income level of the PSA, however, cannot be assured.

     The estimates and projections set forth above were taken directly from the information set forth in an exhibit to the Company's application to the OCC for authority to organize the Bank. Such exhibit to the OCC application was included as an exhibit to the Company's Registration Statement filed with the Securities and Exchange Commission in connection with the Company's public offering.

   Services
   --------
     Loan Portfolio. As a full service commercial bank, the Bank offers a wide range of commercial loans, consumer loans and real estate loans consisting primarily of short and intermediate-term residential lot loans, residential construction loans, commercial construction loans, agricultural loans and permanent residential and commercial real estate loans. Commercial loans consist of loans made to individual, corporate and partnership borrowers for a variety of business purposes and includes Small Business Administration loans. Consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments.

     A majority of the Bank's construction loans consists of residential construction loans. These loans typically involve a higher degree of risk to the Bank than many other types of loans due to the borrower's greater sensitivity to the effect that changes in economic conditions may have on the success of a project. The Bank intends to compensate for the increased risk in part by charging higher interest rates and fees on these types of loans. The Bank also offers residential first mortgage loan products with fifteen year maximum terms. Long-term fixed rate mortgage loans are originated by the Bank for a correspondent Bank and are not held in the Bank's loan portfolio. All construction, acquisition and development loans will be limited to 80% of the appraised value of the property upon completion and will be secured by the related real estate and construction property.

     The Bank intends to originate variable rate loans and short term fixed rate consumer loans of five years or less. See "Asset and Liability Management" below.

     The Company's loans before reduction for the allowance for loan losses at December 31, 1996 totalled $27,345,643, or 64.5% of total earning assets, and representing approximately 1,496 loans. At December 31, 1996, the Bank held 353 commercial, financial and agricultural loans, 114 real estate construction loans, 279 real estate mortgage loans and 750 installment loans.

   Deposits. The Bank offers a wide range of commercial and consumer deposit services that are typically available in most banks and savings institutions, including interest bearing and non-interest bearing checking accounts, money market checking accounts, negotiable order of withdrawal ("NOW") accounts and savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. In addition, retirement accounts such as Individual Retirement Accounts are available.
   All depositors are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law. The Bank's depositors consist of individuals, businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation and advertisement in the local media. The Bank pays competitive interest rates on deposits and has a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

     Checking, savings, money market accounts and other time deposits are the primary sources of the Bank's funds for loans and investments. At December 31, 1996, the Bank had a total of 5,387 deposit accounts consisting of 1,647 demand deposit accounts, 1,979 interest-bearing NOW and savings accounts, 84 money market accounts and 1,677 time accounts. At that date, certificates of deposits of at least $100,000 represent 11.4% of total deposits, of which all were held by customers inside the Bank's primary service area.

   Other Services. The Bank provides other services such as official bank checks and money orders, MasterCard and Visa credit cards, safe deposit boxes, travelers' checks, bank by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, wire transfer of funds, a night depository and ATM access. The Bank also provides an array of personalized banking services to middle-to upper-income individuals, with emphasis on knowledge of the individual financial needs and objectives of these customers and timely response. The Bank seeks to promote long-term relationships with these types of customers.

   Correspondent Banking
   ---------------------
     Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank has correspondent banking relationships with larger commercial banks for investments, liquidity, federal funds lines, loan participation, check clearing services and consulting services. These include Georgia Bankers Bank (Atlanta, Georgia) First National Bank of Gainesville, Georgia, Trust Company Bank (Atlanta, Georgia) and CB&T





   (Columbus, Georgia).

     The Bank sells loan participation to one or more upstream regional correspondent banks with respect to loans that exceed the Bank's lending limit.

   Asset and Liability Management
   ------------------------------
     The primary assets of the Bank consists of its loan and investment portfolios. The Bank's loan portfolio consists primarily of variable rate loans or fixed rate loans that mature in less than five years. The majority of the Bank's securities investments consist of obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities and certain obligations of states and municipalities. The Bank engages in federal funds transactions with its principal correspondent banks and currently acts primarily as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank. Ultimately, the Bank will strive to maintain a loan portfolio equal to approximately 75% of assets and an investment portfolio equal to approximately 16% of the assets, with the remaining 9% of the Bank's assets consisting of cash, fixed assets and other assets.

     Deposit accounts, including transaction accounts, time deposits and certificates of deposit, represent the majority of the liabilities of the Bank. The Bank does not seek brokered certificates of deposit or other types of brokered deposits.

     Efforts are made generally to match maturities and rates of the loan and investment portfolios with those deposits, although exact matching is not possible. Substantially all of the loans with maturities in excess of one year are negotiated on a variable interest rate basis or with a demand repayment provision. By pricing loans on a variable rate structure or by keeping the maturities of the loan and investment portfolios relatively short term, the Bank is able to negotiate loan rates or to reinvest securities proceeds at prevailing market rates, thereby helping maintain a generally consistent spread over the interest rates paid by the Bank on the deposits which are used to fund the loan and investment portfolios.

     The Bank has established policies and procedures designed to ensure an acceptable asset/liability mix is monitored on a timely basis, with a report reflecting the interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a monthly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

     The Bank has developed an internal lending policy for the Bank, including appropriate lending limits for each officer of the Bank based upon such criteria as the experience of the individual officer. Management has appropriate procedures pertaining to lending and has established a lending limit above which the approval of the Board of Directors is required. Additionally, the Bank is subject to certain statutory requirements which generally provide that the Bank may grant loans and extensions of credit that are not fully secured to a single borrower up to $525,000 (15% of the Bank's unimpaired capital and surplus). The Bank also may grant additional loans and extensions of credit to a single borrower up to $350,000 (10% of the bank's unimpaired capital and surplus), provided such additional loans and extensions of credit are fully secured.

     The Bank does not, as a matter of course, finance purchases of raw land or speculative commercial or industrial developments. The Bank generally does not make loans outside of Coffee County and the surrounding seven county market area and seeks to obtain a broad diversification of loan customers. The Bank will request correspondent banks to participate in loans when loan amounts exceed the Bank's legal limits or internal lending policies. See "Correspondent Banking" above.

   Competition
   -----------
     Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services and the degree of expertise and the personal manner in which services are offered. In the PSA, other than the Bank, there are three regional banks and three local banks. These include Suntrust, NationsBank, Coffee County Bank, Southtrust, Southeastern Bank and Broxton State Bank. The Bank is the newest in its PSA, and the Bank encounters competition from most of these financial institutions. There are no longer any savings institutions in the PSA. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

     Many of the Bank's competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as international banking services and trust services, that the Bank currently does not provide. Moreover, many of these competitors have numerous branch offices and other facilities in the PSA, a competitive advantage that the Bank initially does not have. Nevertheless, in evaluating the competition in the PSA, the management and the Board of Directors believe that there will be sufficient growth in banking activities for all of these institutions, including the Bank, to be successful, based in part on an average annual growth of approximately 5.7% in commercial bank deposits in the PSA over the last five years. Furthermore, management and the Board of Directors believe that the extensive banking experience and contacts in the PSA of its President and the other board members will enable the Bank to compete effectively without offering unusually high interest rates for deposits or unusually low interest rates for loans. The Bank's relatively small size permits it to offer more personalized service than its competitors, which is expected to provide the Bank with a competitive advantage.

   Employees
   ---------
     At December 31, 1996, the Bank employed twenty-three full-time employees and two part-time employees. The Company has no employees. Holding company duties are performed by bank employees and where such duties are significant, related compensation and benefit costs are allocated to and reimbursed by the holding company. The Bank considers its relationship with its employees to be good. To the extent possible, the Bank employs persons experienced in the banking profession and persons who are natives or long time residents of the Coffee County area.

   Supervision and Regulation
   --------------------------

   General
   -------
     As a bank holding company, the company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the federal Bank Holding Company Act (the "BHCA") and by the Georgia Department of Banking and Finance (the "Georgia Department") pursuant to the Georgia Bank Holding Company Act (the "GBHCA"). The Company also is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission (the "Commission") under the federal securities laws.

     The Bank is a national bank and is subject to the supervision of, and will be regularly examined by, the OCC. In addition, the Bank's deposit accounts are insured up to applicable limits by the bank insurance fund of the Federal Deposit Insurance Corporation (the "FDIC") and the Bank, therefore, is subject to regulation by the FDIC. As a member of the Federal Reserve System, the Bank also is subject to regulation by the Federal Reserve.

     FIRREA was signed into law on August 9, 1989. FIRREA primarily affects the regulation of savings associations ("thrifts") and savings and loan holding companies rather than the regulation of national banks and bank holding companies such as the Bank and the Company. However, FIRREA does contain certain provisions affecting banks and bank holding companies, including without limitation, provisions affecting deposit insurance premiums, thrift acquisitions, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violation of banking statutes, regulations and orders.

     To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

   Regulation of the Company
   -------------------------

   Federal Law
   -----------
     The Company is a bank holding company within the meaning of the BHCA and the GBHCA. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve also may make examinations of the Company and each of its subsidiaries.

     The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. Prior to January 1, 1991, the guidelines employed two measures of capital: primary capital (which included, among other things, common stock, perpetual preferred stock, surplus, undivided profits and loan loss reserves and excluded most intangible assets) and total capital (primary capital plus certain forms of subordinated debt and limited life preferred stock). The guidelines called for a minimum ratio of primary capital to total consolidated assets of 5.5% and a minimum ratio of total capital to total consolidated assets of 6.0%. The Federal Reserve issued risk-based capital adequacy guidelines which went into effect in stages through 1992.

     Under the Federal Reserve's risk-based standards, an entity's assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50% or 100% amount of capital to be held against those assets. In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplemental) capital. The risk-based capital adequacy guidelines require that: (i) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (ii) assets and off balance sheet items be weighted according to risk; and (iii) the total capital to risk-weighted assets ratio be 7.25% by the end of 1990, and 8% by the end of 1992. The risk-based guidelines apply on a consolidated basis to only those bank holding companies with consolidated assets of $150 million or more. For bank holding companies, like the Company, with less than $150 million in consolidated assets, the risk-based guidelines generally are applied on a bank-only basis.

     If the capital of a bank holding company falls below minimum required levels, the bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses, as discussed below. Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

     Bank holding companies are required by the BHCA to obtain approval from the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of more than 5% of the outstanding shares of any class of voting stock of any bank or bank holding company. Bank holding companies and their subsidiaries also are prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company's subsidiaries are located unless the acquisition is authorized specifically by the statutes of the state in which the target is located. Several southeastern states, including Georgia, have enacted reciprocal legislation that authorizes interstate acquisitions of banking organizations by bank holding companies within the southeastern United States, subject to certain conditions and restrictions. As a result of this legislation, the company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in those states that have enacted reciprocal legislation. (See, however, certain restrictions on acquisitions imposed by the GBHCA discussed below). Additionally, under the BHCA, as amended pursuant to FIRREA and as implemented by a recent amendment to the Federal Reserve regulations, a bank holding company may acquire a savings association, as defined in FIRREA, in any state without regard to whether the bank holding company can operate a bank in that state.

     The BHCA also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks or other permissible subsidiaries. The Federal Reserve is authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. Notice to and review by the Federal Reserve of such activities would be necessary before the Company could engage in such activities. The Federal Reserve is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

     The Federal Reserve has been granted enforcement powers over bank holding companies and nonbanking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease-and-desist orders or other actions. The Federal Reserve also is empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties.

     The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

     The Bank and the Company is "affiliated" within the meaning of the Federal Reserve Act. Certain provisions of the Federal Reserve Act establish standards for the terms of, limit the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services and under any contract) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company and any subsidiary of the Company, and to related interests of such persons.

     Under Section 106(b) of the Bank Holding Company Act Amendments of 1970 (12
   U.S.C.   1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company, the Bank or any other subsidiary of the Company,
   (ii) refrain from obtaining any property, credit or service from any competitor of the Company, the Bank or any subsidiary of the Company or (iii) furnish any credit, property or service to the Company, the Bank or any subsidiary of the Company.

     As a bank holding company, the Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

     In November 1985, the Federal Reserve adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings. The Policy Statement sets forth various guidelines that the Federal Reserve believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

     The activities of the Company also are restricted by the provisions of the Glass-Steagall Act of 1933 (the "Act"). The Act prohibits the Company from owning subsidiaries engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Act currently are being reviewed by regulators and legislators. The outcome of the current examination and appraisal of the provisions in the Act and the effect of such outcome on the ability of bank holding companies to engage in securities-










   related activities cannot be predicted.

   Georgia Law
   -----------
     The Company also is a bank holding company within the meaning of the GBHCA, which provides that, without the prior approval of the Georgia Department, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition. One bank holding companies, such as the Company, are prohibited from acquiring another bank until their initial bank subsidiary has been incorporated for a period of two years. The effect of these provisions is to negate the possibility that the Company or the Bank will be acquired by another company for a minimum of five years and to prohibit the Company from acquiring another bank for a period of two years.

     In addition, the Georgia Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. The capital guidelines assume adequate liquidity and a moderate degree of risk in loan and investment portfolios as well as any off balance sheet activities. In assessing compliance with the guidelines, therefore the Georgia Department reviews the relationship of on and off balance sheet risks to capital and requires those institutions with high or inordinate level of risk to adhere to higher capital standards. Bank holding companies whose operations involve, or are exposed to high or inordinate degrees of risk are expected to hold additional capital to compensate for such risks. In addition, bank holding companies engaging in significant nonbanking activities typically require higher capital ratios than do banks alone.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, and a bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire a Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also provides that, after June 1, 1997, national and state chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" (which Georgia has done) and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

   Regulation of the Bank
   ----------------------











     As a national banking association, the Bank is subject to supervision, examination and regulation by the OCC under the National Bank Act. It also is a member of the Federal Reserve System and subject to regulation by the Federal Reserve under the Federal Reserve Act. The deposits of the Bank are insured by the FDIC to the full extent provided by law and, therefore, the Bank pays insurance assessments to, and is subject to regulation and examination by the FDIC.

     The FDIC currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank will pay a semi-annual statutory assessment and will be subject to the rules and regulations of the FDIC. The FDIC has the authority to prevent the continuance or development of unsound and unsafe banking practices. The FDIC is also authorized, among other things, to approve conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing, or assumed bank is an insured nonmember state bank. The FDIC premium rate is set by the Financial Institutions Reform Recovery and Enforcement Act ("FIRREA") which was signed into law on August 9, 1989. FIRREA primarily affects the regulation of savings associations and savings and loan holding companies rather than the regulation of commercial banks and bank holding companies. However, FIRREA does contain certain provisions affecting banks and bank holding companies, including without limitation, provisions affecting deposit insurance premiums, thrift acquisitions, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violation of banking statutes, regulations and orders.

     In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991
   (Act) was enacted. The Act affects all federally insured banks, savings banks and thrifts. The Act contains a $70 billion recapitalization of the Bank Insurance Fund (BIF) by significantly increasing the amount that the FDIC can borrow from the Treasury. The FDIC must assess premiums that are sufficient to give the BIF reserves of $1.25 for each $100 of insured deposits. Additional significant provisions of the Act include: requiring prompt corrective action by regulators if minimum capital standards are not met; establishing early intervention procedures for "significantly" undercapitalized (to be defined by the FDIC) institutions; limiting FDIC reimbursement of uninsured deposits when large banks fail; requiring an annual regulatory examination; and imposing new auditing and accounting requirements, effective for fiscal years beginning on or after January 1, 1993, including management and auditor reporting on internal controls over financial reporting and on compliance with laws and regulations.

     Effective for fiscal years beginning on or after January 1, 1993, the Act requires FDIC-insured depository institutions with assets in excess of $150 million to file an "annual report" with the federal regulatory agencies that will be available for public inspection. This requirement can be satisfied for subsidiaries of a bank holding company by an audit of the consolidated financial statements of the holding company. In addition, the Act requires that the annual report must include an auditor's report on management's assertions regarding the effectiveness of internal controls pertaining to financial reporting and on agreed upon procedures concerning compliance with specific laws and regulations designated by federal regulatory agencies. The management and auditor reporting requirements may be satisfied at the holding company level, depending upon various criteria for asset levels and CAMEL ratings of the individual subsidiaries. However, all FDIC-insured depository institutions over $9 billion will require the additional management and auditor reports.

     Federal and Georgia laws regulate many aspects of the Bank's operations, including branch offices, remote facilities, lending limits, borrowing, permitted investments, declaration of dividends, mergers and acquisitions, electronic funds transfers, deposits reserve requirements and interest rates payable on deposits and chargeable on loans. The Bank is subject to applicable Georgia laws that do not conflict with, or are not preempted by, federal banking laws, including Georgia laws limiting the maximum allowable rates of interest on loans and extensions of credit to customers of the Bank.

     Similar to the Federal Reserve's former capital requirements applicable to the Company, prior to January 1, 1991, the OCC required Banks to maintain minimum primary capital equal to 5.5% of total assets and total capital equal to 6% of total assets, each as defined and adjusted pursuant to the OCC's regulations. Also like the Federal Reserve, the OCC has issued risk-based capital rules requiring (i) at least 50% of a national bank's total capital to consist of common and certain other equity capital; (ii) assets and off balance sheet items to be weighted according to risk; (iii) Tier 1 capital to equal or exceed 4% of total assets (see below); and (iv) the total capital to risk-weighted assets ratio to be 7.25% by the end of 1990 and 8% by the end of 1992. The OCC recently announced that its requirement that Tier 1 capital equal 4% of a bank's total assets will apply only to those banks that receive the highest regulatory rating from the OCC based upon the OCC's routine examination process. Banks receiving lower regulatory ratings will be required to maintain Tier 1 capital in an amount that is at least 100 to 200 basis points higher than 4% of total assets.

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders. To the extent necessary, if any such assessment is not paid by any shareholder after notice, the OCC is authorized to sell the stock of such shareholder to satisfy the deficiency. National banks also are subject to legal limitations on the amount of dividends they can pay. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year will exceed such bank's net profits (as defined by statute) for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of any preferred stock. Other rules that are administered by the OCC and that are applicable to national banks relate to issuance of securities, establishment of branches, limitations on credit to subsidiaries and other aspects of the business and activities of such subsidiaries. The OCC has broad authority to prohibit national banks from engaging in unsafe or unsound banking practices and periodically examines national banks to determine their compliance with applicable law and regulations. National banks also must make periodic reports of their condition to the OCC.

     Certain federal legislation, including the Depository Institutions Deregulation and Monetary Control Act of 1980 and the Garn-St. Germain Depository Institutions Act of 1982, has had a significant impact upon competition among financial institutions. In particular, banking laws and regulations enacted since 1980 have increased substantially the ability of savings institutions to compete with commercial banks for deposits.

   Prompt Corrective Action
   ------------------------
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

     Under the final agency rules implementing the prompt corrective action provisions an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6% or greater, and a Leverage Ratio of 5% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking regulator is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8% or greater, a Tier 1 Risk-Based Capital Ratio of 4% or greater, an a Leverage Ratio of 4% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8%, a Tier 1 Risk-Based Capital Ratio of less than 4%, or a Leverage Ratio of less than 4% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6%, a Tier 1 Risk-Based Capital Ratio of less than 3%, or a Leverage Ratio of less than 3%, is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalized category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking regulator must require the institution to take one or more of the following actions: (i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver; (iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region;" (vi) restrict asset growth or reduce total assets;
   (vii) alter, reduce, or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the regulator must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (ix) cease accepting deposits from correspondent depository institutions; (xii) divest certain nondepository affiliates which pose a danger to the institution; or
   (xiii) be divested by a parent holding company. In addition, without the prior approval of the appropriate federal banking regulator, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such officer.

     At December 31, 1996, the Company's bank subsidiary had the requisite capital levels to qualify as well capitalized.

   FDIC Insurance Assessments
   --------------------------
     Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995 ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC was authorized to reduce the minimum assessment rate below the 23 basis points and to set future assessment rates at such levels that would maintain the fund's reserve ratio at the designated level. In August 1995, the FDIC adopted regulations reducing the assessment rates for BIF-member banks. Subsequently, on November 14, 1995, the FDIC announced that, beginning in 1997, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

   Safety and Soundness Standards
   ------------------------------
     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

       The following table presents the Bank's capital ratios as of December 31, 1996 compared to the required ratios as of that date.


                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                                                 CORRECTIVE
                                               FOR CAPITAL         ACTION
                                ACTUAL      ADEQUACY PURPOSES    PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT   RATIO
                           ---------- ----- ----------  ----- ---------- -----
   As of December 31, 1995
     Total Capital
        (to Risk Weighted
        Assets)            $3,877,311  11.5% 2,694,097   8.0%  3,367,621  10.0%
     Tier I Capital
        (to Risk Weighted
        Assets)             3,491,951  10.4% 1,347,048   4.0%  2,020,573   6.0%
     Tier I Capital
        (to Average Assets) 3,491,951   7.4% 1,898,320   4.0%  2,372,900   5.0%

   As of December 31, 1996
     Total Capital
        (to Risk Weighted
        Assets)             3,310,365  11.3% 2,342,089   8.0%  2,927,611  10.0%
     Tier 1 Capital
        (to Risk Weighted
        Assets)             2,944,414  10.1% 1,171,044   4.0%  1,756,566   6.0%
     Tier 1 Capital
        (to Average Assets) 2,944,414   6.2% 1,914,080   4.0%  2,392,600   5.0%


     The Bank is in compliance with the regulatory capital requirements as of December 31, 1996 and 1995.

     Federal banking regulations applicable to all banks, among other things,
   (i) provide federal bank regulatory agencies with powers to prevent unsafe and unsound banking practices; (ii) restrict preferential loans by banks to "insiders" of banks; (iii) require banks to keep information on loans to principal shareholders and executive officers; and (iv) prohibit certain director and officer interlocks between financial institutions.

     While the affects on the operations of the Bank and the Company as a result of the regulatory changes previously discussed cannot be quantified, increases in FDIC insurance rates and the additional costs of complying with additional regulatory requirements will result in significant additional costs to the Company and the Bank. Management plans to recover such increases through modifications to its fee structure as necessary.

   Monetary Policy
   ---------------
     Banking is a business that depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and other borrowings and the interest rates received on loans extended to its customers and on securities held in its portfolios comprises the major portion of the Bank's earnings.

     The earnings and growth of the Bank and of the Company are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Board. The Board implements national monetary policy (as opposed to fiscal policy), such as seeking to curb inflation and combat recession, by its open market operations in the United States government securities, adjustments in the amount of industry reserves that banks and other financial institutions are required to maintain and adjustments to the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted with certainty.

   Other Regulatory Matters
   ------------------------
     The Board, in 1985, issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Board expressed its view that a bank holding company experiencing earnings weakness should not pay cash dividends exceeding its net income or that can be funded only in ways that weaken the holding company's financial health, such as by borrowing.

     The United States Congress and the Georgia General Assembly have periodically considered and adopted legislation that has resulted in, and could further result in deregulation of both banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions against banks engaging in certain non-banking activities. Such legislative changes could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies and investment banking firms. The effect of any such legislation on the business of the company cannot be accurately predicted. The Company cannot predict what other legislation might be enacted or what other regulations might be adopted, or if enacted or adopted, the effect thereof.

   Taxation
   --------

   General
   -------
     In general, the Company and the Bank is taxed in the same manner as other corporations under the Internal Revenue Code of 1986, as amended (the "Code"), although the Code contains certain rules which may affect the taxation of banks to a greater degree than other corporations. The general rate structure and certain of these special rules are discussed below.

   Rates
   -----
     Corporation income is subject to graduated federal income tax rates, beginning at 15% of the corporation's first $50,000 of taxable income, and increasing to a maximum rate of 34% with respect to taxable income in excess of $75,000. However, taxable income that falls between $100,000 and $335,000 is subject to an additional 5% surcharge, up to a maximum surcharge of $11,750.

   Bad Debt Reserves
   -----------------
     The use of the reserve method of computing the bad debt deduction is no longer available to any bank which, either alone or in combination with all members of its parent-subsidiary controlled group, has an average adjusted basis in its total combined assets of in excess of $500 million. Such a bank must use the specific charge-off method of deducting bad debts. Because the company has assets of less than $500 million, it is eligible to use the reserve method, but is limited to the experience method of calculating additions to its bad debt reserve. The experience method measures the ratio of actual bad debts to total outstanding loans based on a six-year moving average.

   Interest Expense on Tax-Exempt Obligations
   ------------------------------------------
     In general, a bank is not permitted to deduct that portion of its interest expense allocable to tax-exempt interest income. The allocation of a bank's interest expense to tax-exempt interest income is based on the relative proportion of the bank's total average adjusted basis in its tax-exempt obligations to its total average adjusted basis in all of its assets. There is an exception to this disallowance rule for interest expense allocable to "qualified tax-exempt obligations," which must be designated as such by the issuer and which are not private activity bonds.

   Net Operating Losses
   --------------------
     Net operating losses of a bank generally may be carried back three taxable years and carried forward 15 taxable years. An exception to the general rule permits the portion of a net operating loss incurred after 1986 and before 1994 which is attributable to bad debt losses to be carried back ten years and forward at least five years.

   Alternative Minimum Tax
   -----------------------
     All corporations, including banks, are subject to the corporate alternative minimum tax. For corporations, the alternative minimum tax rate is 20% of the alternative minimum taxable income ("AMTI") in excess of certain exemption amounts ($40,000, phased out when AMTI exceeds $150,000). The alternative minimum tax is payable to the extent it exceeds regular tax liability. It is possible for a taxpayer such as the Company to be liable for alternative minimum tax even if its regular tax liability is zero.

     In computing AMTI, a taxpayer must include certain items not included in the computation of regular taxable income. Financial institutions must include in AMTI the difference between the amount added to the bad debt reserve for the year and the amount which would have been deducted for bad debts using the actual experience method. For all corporations, AMTI includes certain tax-exempt income and 75% of the difference between the corporation's "current adjusted earnings" and its AMTI (determined without regard to this item). A corporation's "current adjusted earnings" means it AMTI (determined without regard to this item), with certain adjustments, including the addition of tax-exempt income.

   Average Balance Sheets
   ----------------------
     The following table presents average balance sheets for the years ended
   December 31, 1995 and 1996.
                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                      ASSETS                1995       1996
                                      ------             ---------- ----------
                                                           ($ In Thousands)
   Cash and Due From Banks                              $    4,180      4,415
   Interest-Bearing Deposits in Banks                          -0-        134
   Investment Securities                                     5,871      5,837
   Federal Funds Sold and
     Securities Purchased Under Agreements to Resell         3,307      5,106
   Loans, Net of Allowance for Loan Losses and Unearned
     Interest                                               28,643     30,192
   Bank Premises and Equipment                               1,733      1,680
   Property Acquired in Settlement of Loans                     18         34
   Accrued Interest Receivable                                 642        788
   Other Assets                                                170        480
                                                        ---------- ----------
       Total Assets                                     $   44,564     48,666
                                                        ========== ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

   Deposits:
     Demand                                             $    7,209      7,929
     NOW                                                     7,595      7,306
     Savings                                                 2,275      2,002
     Time                                                   22,784     25,006
                                                        ---------- ----------
                                                            39,863     42,243

   Federal Funds Purchased                                     223        -0-
   Advances from Federal Home Loan Bank                        103      2,151
   Accrued Interest                                            388        522
   Other Liabilities                                           102        204
                                                        ---------- ----------
       Total Liabilities                                    40,679     45,120
                                                        ---------- ----------

   Stockholders' Equity:
     Common Stock                                              406        406










     Additional Paid in Capital                              3,611      3,611
     Retained Earnings (Deficit)                              (132)      (471)
                                                        ---------- ----------
                                                             3,885      3,546
                                                        ---------- ----------
       Total Liabilities and Stockholders' Equity       $   44,564     48,666
                                                        ========== ==========

   Average Yields Earned and Rates Paid
   ------------------------------------
     The following table presents the average balances, average yields and interest earned on interest-earning assets and average rates and interest paid on interest-bearing liabilities for the years ended December 31, 1995 and 1996.

                                         YEAR ENDED DECEMBER 31,
                              ---------------------------------------------
                                       1995                    1996
                              ----------------------  ----------------------
                              AVERAGE   INC/ YLDS/     AVERAGE   INC/ YLDS/
                             BALANCES   EXP  RATES    BALANCES   EXP  RATES
                             --------  ----- -----    --------  ----- -----
                                             ($ In Thousands)
   Average yield on
     loans (1) (2)           $ 29,064  2,856  9.83%     31,215  3,058  9.80%
   Average yield on
     taxable investment
     securities                 5,912    316  5.34       5,847    320  5.48
   Average yield on
     interest-bearing
     deposits in banks            -0-    -0-   .00         134      5  3.37
   Average yield on
     Federal Funds sold
     and securities
     purchased under
     agreement to resell        3,307    182  5.50       5,106    275  5.39
                             --------  ----- -----    --------  ----- -----
   Average yield on all
     interest-earning assets $ 38,283  3,354  8.76%     42,302  3,658  8.65%
                             ========  ===== =====    ========  ===== =====
   Average rate paid
     on NOW account deposits $  7,595    206  2.71%      7,306    192  2.63%
   Average rate paid
     on savings deposits        2,275     69  3.02       2,002     62  3.12
   Average rate paid
     on time deposits          22,784  1,368  6.00      25,006  1,541  6.16
   Average rate paid
     on federal funds
     purchased                    223     12  5.50         -0-    -0-   .00
   Average rate paid
     on advances from
     Federal Home Loan Bank       103      5  5.50       2,151    136  6.32
                             --------  ----- -----    --------  ----- -----










   Average rate paid
     on all interest-
     bearing liabilities     $ 32,980  1,660  5.03%     36,465  1,931  5.30%
                             ========  ===== =====    ========  ===== =====

   Average net yield on
     interest-earning assets
     (net interest income as
     a percentage of average
     interest-earning assets)                 4.42%                    4.08%
                                             =====                    =====

   Non-accruing loans have been included in the "average amount outstanding" and average loans have not been reduced by the allowance for loan losses.

   (1) Loan fees included in interest income amounted to approximately $134,722 in 1995 and $66,660 in 1996.
   (2) Average balances were computed over the term in which the related interest was earned or incurred.

     The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rates (change in rate multiplied by old volume); (3) changes in rate-volume (changes in rate multiplied by the change in volume). The net change attributable to both volume and rate, which cannot be segregated, has been allocated proportionately to change due to volume and change due to rate.

                                             YEAR ENDED DECEMBER 31,
                                     ---------------------------------------
                                        1994 VS. 1995       1995 VS. 1996
                                      ------------------  -----------------
                                     INCREASE (DECREASE) INCREASE (DECREASE)
                                            DUE TO              DUE TO
                                      ------------------  -----------------
                                      VOLUME  RATE   NET  VOLUME  RATE   NET
                                      ------ -----  ----- ------ -----  -----
                                                   (In Thousands)
   Interest Income:
     Loans                            $  523   306    829    211    (9)   202
     Taxable investment securities        20    23     43     (3)    7      4
     Interest-bearing deposits
      in banks                            (4)   (3)    (7)     5   -0-      5
     Federal Funds Sold and
      securities purchased
      under agreement to resell           45    23     68     97    (4)    93
                                       ----- -----  -----  ----- -----  -----
      Total                              584   349    933    310    (6)   304
                                       ----- -----  -----  ----- -----  -----
   Interest Expense:
     NOW account deposits                 14    29     43     (8)   (6)   (14)










     Savings deposits                    (20)   (6)   (26)   (10)    3     (7)
     Time deposits                       237   308    545    136    37    173
     Federal funds purchased              10   -0-     10     (6)   (6)   (12)
     Advances from Federal
      Home Loan Bank                       5   -0-      5    130     1    131
                                       ----- -----  -----  ----- -----  -----
      Total                              246   331    577    242    29    271
                                       ----- -----  -----  ----- -----  -----
   Net Interest Income                 $ 338    18    356     68   (35)    33
                                       ===== =====  =====  ===== =====  =====

   Investment Portfolio
   --------------------
     The following table presents the book value of investments and obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and (3) other securities as of December 31, 1995 and 1996.

                                                 DECEMBER 31,
                                  -----------------------------------------
                                          1995                 1996
                                   ------------------  --------------------
                                 SECURITIESSECURITIES  SECURITIESSECURITIES
                                 AVAILABLE- HELD-TO-   AVAILABLE- HELD-TO-
                                  FOR-SALE  MATURITY    FOR-SALE  MATURITY
                                 --------------------  --------------------
                                                (In Thousands)
     U.S. Treasury and other U.S.
      government agencies and
      corporations                $   4,253       703       7,367       -0-
     Other securities                   237       -0-         459       -0-
                                  --------- ---------   --------- ---------
        Total                         4,490       703       7,826       -0-
     Unrealized losses on available-
      for-sale securities                (1)     (-0-)          3       -0-
                                  --------- ---------   --------- ---------
      Total                       $   4,489       703       7,829       -0-
                                  ========= =========   ========= =========

     Securities available-for-sale are carried at market value and securities held-to-maturity are carried at amortized cost.

     The following table presents the book value of investments and obligations of (1) U.S. Treasury and other U.S. government agencies and corporations, (2) states of the U.S. and political subdivisions and (3) other securities as of December 31, 1996 that are due (1) in one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. In addition, the table provides the weighted average yield for each range of maturities.

                                 AMOUNT AT DECEMBER 31, 1996 DUE IN










                      ---------------------------------------------------------
                                 AFTER ONE  AFTER FIVE
                     ONE YEAR     THROUGH    THROUGH      AFTER
                      OR LESS   FIVE YEARS  TEN YEARS   TEN YEARS      TOTAL
                    ----------- ---------------------- -----------  -----------
                   AMOUNT YIELDAMOUNT YIELDAMOUNTYIELD AMOUNTYIELD AMOUNTYIELD
                   ------ ----------- ---------------- ----------- -----------
                                          ($ In Thousands)
   U.S. Treasury
     and other
     U.S. Govern-
     ment Agencies
     and Corpora-
     tions         $1,728   5.33%
                                5,489  5.90   -0-  0.00   150  7.29 7,367  5.80

   States of the
     U.S. and
     Political
     Subdivisions
     (1) (2)          -0-   0.00  -0-  0.00   -0-  0.00   -0-  0.00   -0-  0.00

   Other securities
     (2) (3)          -0-   0.00  -0-  0.00   -0-  0.00   459  7.54%  459  7.54%
                   ------ ----------- ---------------- ----------- -----------
      Total        $1,728   5.33%
                                5,489  5.90%  -0-  0.00%  609  7.48%7,826  5.90%
                   ====== =========== ================ =========== ===========

   -----------------------------------------
   (1) Yields on tax exempt obligations have not been computed on a tax equivalent basis.

   (2) As of December 31, 1996, there was no aggregate book values of any issuer which exceeded 10% of stockholders' equity.

   (3)  Yield represents yield earned for 1996.

   Loan Portfolio
   --------------
     The loan portfolio totalled approximately $27.3 million at December 31, 1996, which was a decrease of approximately $4.6 million from December 31, 1995. During the year ended December 31, 1996, average loans before reduction for the allowance for loan losses were approximately $31.2 million and $29.1 million during the year ended December 31, 1995.

     The following table sets forth information summarizing the composition of the loan portfolio at December 31, 1995 and 1996:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995       1996
                                                         ---------- ----------
                                                            ($ In Thousands)










   Commercial, financial and agricultural                $    9,037      8,071
   Real estate - construction                                 1,291      1,246
   Real estate - mortgage                                    14,198     12,618
   Installment loans to individuals and other                 6,786      4,517
   Loans secured by deposits                                    322        864
   Overdrafts                                                   284         29
   Foreign loans                                                -0-        -0-
   All Other                                                    -0-        -0-
                                                         ---------- ----------
                                                             31,918     27,345
   Unearned interest and fees                                   -0-        -0-
                                                         ---------- ----------
                                                             31,918     27,345
   Allowance for loan losses                                   (385)    (1,520)
                                                         ---------- ----------
     Loans, Net                                          $   31,533     25,825
                                                         ========== ==========

     The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans for the categories indicated maturing based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                      AMOUNTS AT DECEMBER 31, 1996 DUE IN
                                  -------------------------------------------
                                              AFTER ONE
                                                 YEAR
                                    ONE YEAR   THROUGH   DUE AFTER
                                     OR LESS  FIVE YEARS FIVE YEARS TOTAL
                                  ---------- ---------- ---------- ----------
                                                ($ In Thousands)
   Commercial, financial and
     agricultural                 $    5,724      1,947        400      8,071
   Real estate - construction          1,246        -0-        -0-      1,246
   Loans secured by deposits             864        -0-        -0-        864
   Overdrafts                             29        -0-        -0-         29
                                  ---------- ---------- ---------- ----------
      Total                       $    7,863      1,947        400     10,210
                                  ========== ========== ========== ==========

     The following table presents the total amount of loans shown in the preceding table which are due after one year and which have fixed interest rates and have variable interest rates.

     Loans maturing after one year with:
       Fixed interest rates                  $    1,128        400
       Variable interest rates                      819        -0-
                                             ---------- ----------
        Total                                $    1,947        400
                                             ========== ==========

     The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1995 and 1996. Nonperforming loans consists of loans which have been placed on nonaccrual status or are past due more than ninety days with respect to principal or interest.

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995       1996
                                                         ---------- ----------
                                                            ($ In Thousands)
   Loans accounted for on a nonaccrual basis (1)         $      177      1,038
   Accruing loans which are contractually past
     due 90 days or more as to principal or
     interest payments (1)                                      -0-          5
   Other loans which are "troubled debt
     restructurings" (1)                                        -0-        -0-

     A loan is placed on non-accrual status when it is determined by management that it is reasonably possible that full collection of principal and interest will not be received.

     As of December 31, 1996, in the opinion of management, there are no problem loans of significance which are not now disclosed under information concerning non-accrual, past due and restructured loans.

     As of December 31, 1996, there are no loan concentrations exceeding 10% of total loans which are not otherwise disclosed previously as a category of loans.

     As of December 31, 1996, there are no other interest-bearing assets that would be required to be disclosed as nonaccrual, past due or restructured loans if such assets were loans.

   ----------------------------------------
   (1)  There are no foreign loans.


   Reserve For Possible Loan Losses
   --------------------------------
     An allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience (when sufficient time elapses to establish experience). The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem and/or impaired loans and current economic conditions that may affect the borrowers' ability to pay.

     The reserve for possible loan losses was approximately 5.6% and 1.2% of outstanding loans at December 31, 1996 and 1995, respectively. Management believes that the reserve for loan losses of approximately $1.5 million at December 31, 1996 is adequate due to the fact that approximately $13.9 million or 50.7% of the Bank's loan portfolio consisted of loans secured by real estate and approximately $1.4 million of loans were charged off during 1996.

     The following table sets forth an analysis of loss experience for the periods indicated:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1995       1996
                                                         ---------- ----------
                                                            ($ In Thousands)
   Balance at beginning of period                        $      404        385
                                                         ---------- ----------
   Charge-Off's:
     Domestic:
      Commercial, financial and agricultural                     25        397
      Real estate - construction                                -0-         12
      Real estate - mortgage                                    -0-        489
      Installment loans to individuals                          150        552
      Loans secured by deposits                                 -0-        -0-
      Overdrafts                                                159        -0-
     Foreign                                                    -0-        -0-
                                                         ---------- ----------
                                                                334      1,450
                                                         ---------- ----------
   Recoveries:
     Domestic:
      Commercial, financial and agricultural                    -0-         24
      Real estate, construction                                 -0-          1
      Real estate - mortgage                                    -0-          5
      Installment loans to individuals                           11        155
      Loans secured by deposits                                 -0-        -0-
      Overdrafts                                                -0-         95
     Foreign                                                    -0-        -0-
                                                         ---------- ----------
                                                                 11        280
                                                         ---------- ----------
   Net Charge-Off's                                             323      1,170
                                                         ---------- ----------
   Additions charged to operations                              304      2,305
                                                         ---------- ----------
   Balance at end of period                              $      385      1,520
                                                         ========== ==========
   Ratio of net charge-off's during the period to
     average loans outstanding during the period                1.11%     3.75%
                                                         ========== ==========

     The Bank has allocated the reserve for possible loan losses according to the amounts deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the table below based on management's evaluation of the loan portfolio. The amounts of such components of the reserve for possible loan losses at December 31, 1995 and 1996 and the percent of loans in each category to total loans are presented below.

                                                  DECEMBER 31,
                                    ----------------------------------------
                                           1995                  1996
                                    -------------------  -------------------
                                               PERCENT              PERCENT
                                              OF LOANS              OF LOANS
                                               IN EACH              IN EACH
                                             CATEGORY TO          CATEGORY TO
                                     AMOUNT  TOTAL LOANS   AMOUNT
                                                                  TOTAL LOANS
                                  ---------- ---------- ---------- ----------
                                                 ($ In Thousands)
   Domestic:
     Commercial, financial and
      agricultural                $      110       28.31%      449      29.52%
     Real estate - construction           16        4.04        69       4.56
     Real estate - mortgage              173       44.48       701      46.14
     Installment loans to
      individuals                         83       21.26       299      16.52
     Loan secured by deposits            -0-        1.01       -0-       3.16
     Overdrafts                            3         .90         2        .10
     Other                               -0-         .00       -0-        .00
   Foreign                               -0-         .00       -0-        .00
   Unallocated                           -0-         .00       -0-        .00
                                  ---------- ---------- ---------- ----------
                                  $      385      100.00%    1,520     100.00%
                                  ========== ========== ========== ==========

     The following table sets forth an analysis of the average amount outstanding and the average rate paid for all deposits for the categories and periods indicated.

                                                  DECEMBER 31,
                                    ----------------------------------------
                                           1995                  1996
                                    -------------------  -------------------
                                    AVERAGE    AVERAGE    AVERAGE   AVERAGE
                                     AMOUNT   RATE PAID    AMOUNT  RATE PAID
                                  ---------- ---------- ---------- ----------
                                                 ($ In Thousands)
   Deposits in domestic bank
     offices:
     Noninterest-bearing demand
      deposits                    $    7,209         .00%    7,929        .00%
     Interest-bearing demand
      deposits                         7,595        2.71     7,306       2.63
     Savings deposits                  2,275        3.02     2,002       3.12










     Time deposits                    22,784        6.00    25,006       6.16
   Deposits in foreign banking
     offices                             -0-         .00       -0-        .00
                                  ----------            ----------
      Total                       $   39,863                42,243
                                  ==========            ==========

   Deposit Maturities
   ------------------
     The principal sources of funds for the Bank's loans and investments are demand, time, savings and other deposits and borrowings. The Bank offers a variety of deposit accounts including checking and NOW accounts, savings and time accounts, certificates of deposit and money market accounts. As of December 31, 1996, total deposits were approximately $42.5 million. Although in some instances time deposits greater than $100,000 may be more sensitive to changes in interest rates, substantially all the Bank's deposits are derived from within its primary service areas which management believes are not as interest rate sensitive as are more urban service areas. The Bank does not have any brokered deposits.

     The following table summarizes maturity information for time deposits greater than $100,000 at December 31, 1996.

                                                               ($In Thousands)
                                                               --------------
            Three months or less                               $        2,251
            Over three through six months                               2,270
            Over six through twelve months                                224
            Over twelve months                                            637
                                                               --------------
             Total                                             $        5,382
                                                               ==============

   Advances From The Federal Home Loan Bank
   ----------------------------------------
     The following table shows the Company's borrowings from the Federal Home Loan Bank and the weighted average interest rates thereon at the end of each of the last two years. Also provided are the maximum amount of borrowings and the average amounts outstanding as well as weighted average interest rates for the last two years.

   Balance at December 31:
            1996                                               $    2,485,000
            1995                                                      595,000

   Weighted Average Interest Rate At Year End:
            1996                                                         5.55%
            1995                                                         6.16

   Maximum Amount Outstanding At Any Month's End:
            1996                                               $    2,595,000










            1995                                                      595,000

   Average Amount Outstanding During The Year:
            1996                                               $    2,151,000
            1995                                                      103,000

   Weighted Average Interest Rate During The Year:
            1996                                                         6.32%
            1995                                                         5.50

   Interest Rate Sensitivity
   -------------------------
     The relative interest rate sensitivity of the Bank's assets and liabilities indicates the extent to which the Bank's net interest income may be affected by interest rate movements. The Bank's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest-sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest-sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves.

   The following table presents the interest sensitivity gap of the company as of December 31, 1996.

                                          OVER      OVER
                                    3
                                        3 MONTHS   1 YEAR
                                  MONTHS THROUGH   THROUGH    OVER
                                 OR LESS
                                        12 MONTHS  5 YEARS  5 YEARS   TOTAL
                                 ----------------  -------- -------- --------
                                                ($ In Thousands)
   Interest-earning assets:
     Loans                       $  9,238   7,276    10,080      751   27,345
     Investment securities          1,146     732     5,489      459    7,826
     Federal funds sold             7,249     -0-       -0-      -0-    7,249
                                 ----------------  -------- -------- --------
      Total interest-
        earning assets             17,633   8,008    15,569    1,210   42,420
                                 ----------------  -------- -------- --------
   Interest-bearing liabilities:
     NOW, savings and money
      market accounts (1)             -0-     -0-       -0-      -0-      -0-
     Time deposits                  5,292  12,206     6,606      -0-   24,104
     Notes payable to
      Directors                       500     -0-       -0-      -0-      500
     Advances from Federal
      Home Loan Bank                1,000      78     1,372       35    2,485










                                 ----------------  -------- -------- --------
      Total interest-bearing
        liabilities                 6,792  12,284     7,978       35   27,089

                                 ----------------  -------- -------- --------
   Interest-sensitivity gap      $ 10,841  (4,276)    7,591    1,175   15,331
                                 ================  ======== ======== ========
   Cumulative interest
     sensitivity gap             $ 10,841   6,565    14,156   15,331
                                 ================  ======== ========

   ----------------------------------------
   (1)  Not considered rate sensitive.


   Impact of Inflation and Changing Prices
   ---------------------------------------
     The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets, such as property, plant and equipment, and inventories and therefore are primarily impacted by interest rates rather than changing prices. While the general level of inflation underlies most interest rates, interest rates react more to change in the expected rate of inflation and to changes in monetary and fiscal policy. Net interest income and the interest rate spread are good measures of the company's ability to react to changing interest rates. This information is presented in further detail in the section entitled "Average Yields Earned and Rates Paid".

   ITEM 2.  DESCRIPTION OF PROPERTY
   --------------------------------
     The Company's principal executive offices are located at 420 South Madison Avenue, Douglas, Georgia. This location is in the southern portion of downtown Douglas, which is believed to be the most rapidly growing section of Douglas. This location was chosen because of its convenience to both the central downtown area and the retail and professional expansion on the south side of Douglas. In addition, this site offers good visibility to the one-way south-bound traffic on Peterson Avenue and provides access to customers from Cherry Street and Madison Avenue. The Board of Directors are dedicated to maintaining the viability of the downtown Douglas area and believe that the new Bank building will add an attractive building to the downtown area while avoiding traffic congestion.

     The Organizers formed a partnership, the CEF Partnership, which obtained an option to purchase a 3.46 acre site at the above location at a purchase price of $330,000, which is approximately $20,000 below the appraised value of the property. On December 28, 1990, the CEF Partnership exercised its option to purchase the property from the seller, Douglas Peanut and Grain Co., whose president, Ralph G. Evans, is an Organizer of the Company and the Bank. The purchase price for the option was $31,800, all of which was credited toward the purchase price of the property. The Bank used $330,000 of the proceeds from the sale of its stock to the Company to reimburse the Organizers for the payment of the purchase price of the option and to complete the purchase of the site from the CEF Partnership.

     During 1992, the Bank completed construction of its headquarters building on the site purchased from the Partnership. Construction cost and furniture, fixtures and equipment totalled approximately $1.3 million.

     Until construction was completed on the Bank's permanent headquarters, the Bank's offices were located in a temporary modular office purchased by the CEF Partnership from a nonaffiliated third party for $26,000. This office was located at the Bank's permanent site in Douglas. Upon the opening of the Bank, the Bank purchased the temporary modular office from the CEF Partnership for the same price the CEF Partnership paid. The Bank spent approximately $15,000 to prepare the site for the temporary facility. The Bank sold the temporary office facility in 1993.

   ITEM 3.  LEGAL PROCEEDINGS
   --------------------------
     There are no pending legal proceedings to which the Company is a party or to which any of its property is subject. From time to time in the future, the Bank may be a party to legal proceedings in the ordinary course of its business.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ------------------------------------------------------------
     No matters were submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 1996.

                                      PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS
   ----------------------------------------------------------------------
     There has been no established public market for the Company's common stock since its public stock offering which was concluded on December 31, 1991.
   The Company is aware of occasional private sales of its common stock at $12 in 1992, at prices ranging from $12 to $14 in 1993, at prices averaging $13.73 in 1994 (based on three transactions ranging from $12 to $15 per share and totalling 2,600 shares) and at prices averaging $13.50 in 1996 (based on three transactions ranging from $10.00 to $15.50 per share and totalling 300 shares). There was no sale transactions during 1995. Common stock was issued by the Company in its stock offering in 1991 at $10 per share.

     As of December 31, 1996, 405,710 shares of common stock had been issued and were held of record by approximately 357 holders.

     The Company has never declared or paid cash dividends but expects to do so in the near future. The payment of dividends by national banks is restricted by statute and regulation. See "Item 1. Description of Business - Supervision and Regulation."

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
   ------------------------------------------------------------------

   Results of Operations
   ---------------------










     The Company, including the operation of its subsidiary bank, reported a consolidated net loss of $(1,146,332) for the year ended December 31, 1996 compared to a net income of $313,176 for the year ended December 31, 1995. Net interest income after provision for loan losses was a loss of $(578,805) and $1,389,293 for the years ended December 31, 1996 and 1995, respectively. The provision for loan losses was $2,305,174 and $304,288 for the years ended December 31, 1996 and 1995, respectively. Non-interest income totalled $493,908 and $396,352 for the years ended December 31, 1996 and 1995, respectively, and non-interest expenses totalled $1,652,367 and $1,387,180 for the years ended December 31, 1996 and 1995, respectively.

   The following table summarizes the results of operations of the Company for the two years ended December 31, 1996.

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                       1995           1996
                                                    ----------     ----------
                                                           ($ In Thousands)
   Interest income                                  $    3,354          3,657
   Interest expense                                     (1,660)        (1,931)
                                                    ----------     ----------
   Net interest income                                   1,694          1,726
   Provision for loan losses                              (304)        (2,305)
   Non-interest income                                     396            494
   Non-interest expense                                 (1,388)        (1,652)
                                                    ----------     ----------
   Income (Loss) before taxes                              398         (1,737)
   Income taxes (Benefit)                                   85           (591)
                                                    ----------     ----------
   Net income (Loss)                                $      313         (1,146)
                                                    ==========     ==========
   Return on assets (net income
     divided by average total assets)                      .70%        (2.35)%
   Return on equity (net income
     divided by average equity)                           8.06        (32.32)
   Equity to assets ratio (average
     equity divided by average total
     assets)                                              8.72           7.29


   Comparison of Years Ended December 31, 1996 and 1995
   ----------------------------------------------------
     Operations for the year ended December 31, 1996 resulted in a net loss of approximately $(1,146,000) compared to a net income of approximately $313,000 for the year ended December 31, 1995.

   Interest Income
   ---------------
     Total interest income increased approximately $303,000 for 1996 compared to 1995. This increase is attributed to the factors explained in the following paragraphs.










     Interest earned on loans increased from approximately $2,857,000 in 1995 to approximately $3,058,000 in 1996, an increase of $201,000. This increase was the combined effect of an increase in the average loan portfolio balance from approximately $29.1 million in 1995 to $31.2 million in 1996 and an increase in the rate earned on the loan portfolio from 9.83% in 1995 to 9.80% in 1996.

     Interest earned on investment securities increased from approximately $317,000 in 1995 to approximately $320,000 in 1996, an increase of $3,000.
   This increase was the net effect of a decrease in the average investment portfolio balance from approximately $5.9 million in 1995 to approximately $5.8 million in 1996 and an increase in the rate earned on the investment portfolio from 5.34% in 1995 to 5.48% in 1996.

     Interest earned on interest-bearing deposits in banks increased from $-0-in 1995 to approximately $5,000 in 1996, an increase of $5,000. This increase was the effect of an increase in the average interest-bearing deposit balances from $.0 million in 1995 to approximately $.1 in 1996. The average rate was 3.37%.

     Interest earned on federal funds sold increased from approximately $182,000 in 1995 to approximately $275,000 in 1996, an increase of $93,000. This increase was the net effect of an increase in the average federal funds sold balance from approximately $3.3 million in 1995 to approximately $5.1 million in 1996 and a decrease in the rate earned on the federal funds sold from 5.50% in 1995 to 5.39% in 1996.

   Interest Expense
   ----------------
     Total interest expense increased approximately $271,000 in 1996 compared to 1995.

     This increase was the combined effect of an increase in the average balance of interest-bearing deposits from approximately $32.7 million in 1995 to approximately $34.3 million in 1996 and an increase in the average rate paid on deposits from 5.03% in 1995 to 5.23% in 1996.

     Interest expense on federal funds purchased decreased from approximately $12,000 in 1995 to approximately $-0- in 1996, a decrease of $12,000. This decrease was the effect of a decrease in the average balance of federal funds purchased from approximately $223,000 in 1995 to $-0- in 1996. The average rate on the federal funds purchased was 5.50% in 1995.

     Interest expense on advances from the Federal Home Loan Bank increased from approximately $5,000 in 1995 to approximately $136,000 in 1996, an increase of $131,000. This increase was the combined effect of an increase in the average balance of federal funds sold from approximately $.1 million in 1995 to approximately $2.2 million in 1996 and an increase in the rate paid on the advances from 5.50% in 1995 to 6.32% in 1996.

   Provision for Loan Losses
   -------------------------
     The provision for loan losses for the year ended December 31, 1996 as compared to 1995 increased approximately $2.0 million. The balance of the allowance for loan losses was approximately $1.5 million at December 31, 1996 and approximately $385,000 at December 31, 1995. Actual loan charge-offs net of recoveries were approximately $1.2 million for the year ended December 31, 1996 and $323,000 for the year ended December 31, 1995. Non-accrual loans were approximately $1.1 million at December 31, 1996. Loans ninety days or more past due and still accruing amounted to approximately $5,000 at December 31, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration. The amount of the provision for loan losses is a result of the amount of loans charged off, the amount of loans recovered and management's conclusion concerning the level of the allowance for loan losses. The level of the allowance for loan losses is based upon a number of factors including the bank's past loan loss experience, management's evaluation of the collectibility of loans, the review of specific impaired loans, the general state of the economy and other relevant factors.

   For a further discussion concerning loans and the allowance for loan losses, refer to "financial condition".

   Non-Interest Income
   -------------------
     The following table presents the principal components of non-interest income for the two years ended December 31, 1996.

                                              YEAR ENDED DECEMBER 31,
                                               ----------------------
                                                  1995       1996
                                               ---------- ----------
                                                   (In Thousands)

    Service charges on deposit accounts        $      299        366
    Insurance commissions                              26         18
    Gains (Loss) on sale of assets                      5        -0-
    Fees on mortgage loans originated for sale         22         22
    Gain (Loss) on sale of securities                 -0-          1
    Other income                                       44         87
                                               ---------- ----------
      Total Non-Interest Income                $      396        494
                                               ========== ==========

   Non-interest income for the year ended December 31,1996 as compared to 1995, increased approximately $98,000. Service charges on deposit accounts for the year ended December 31, 1996 as compared to 1995 increased approximately $67,000. This increase was related primarily to an increase in the volume of transaction deposit accounts. Fees generated from loans originated for sale amounted to approximately $22000 and $22000 in 1996 and 1995, respectively. All other non-interest income increased from approximately $75,000 for the year ended December 31, 1995 to approximately $106,000 for the year ended December 31, 1996.

   Non-Interest Expenses
   ---------------------
    The following table presents the principal components of non-interest expenses for the two years ended December 31, 1996.










                                              YEAR ENDED DECEMBER 31,
                                               ---------------------
                                                  1995       1996
                                               ---------- ----------
                                                   (In Thousands)
    Salaries                                   $      563        578
    Other personnel expenses                          104        294
    Occupancy expense of bank premises                103        105
    Furniture and equipment expense                    87        100
    Data processing                                    56         66
    Printing and office supplies                       69         61
    Amortization                                       22         15
    Advertising                                        45         61
    FDIC insurance                                     44          2
    Other operating expenses                          295        370
                                               ---------- ----------
        Total Non-Interest Expenses            $    1,388      1,652
                                               ========== ==========

    Increases in non-interest expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 amounted to approximately $264,000 or 19.0%. Compensation and other personnel expenses increased approximately $205,000 reflecting an increase in the number of employees, in wage levels and in the cost of employee benefits. Additionally, the increase in salaries and employee benefits over 1995 reflected the payment of a termination amount upon the termination of the employment agreement with the Bank's President and the costs of a temporary interim management team. Excluding federal deposit insurance, all other expenses increased approximately $101,000 or 14.9%. This increase is primarily attributable to the additional cost associated with a larger volume of business. Additionally, federal deposit insurance amounted to approximately $2,000 in 1996 and $44,000 in 1995, reflecting industry wide savings on FDIC insurance.

   Income Taxes
   ------------
    A tax credit was accrued for the year ended December 31, 1996 based upon the loss incurred of approximately $1.7 million before taxes.

   The effective tax rate for the year ended December 31, 1995 was 21.4%. This rate is lower that the expected tax provision of approximately 34% due to the utilization of an alternative minimum tax credit carryover and the utilization of remaining net operating losses accumulated prior to 1993.

   Interest Rate Sensitivity
   -------------------------
    As of December 31, 1996, the Company has a positive interest-sensitivity gap up to one year in the amount of $6.6 million. Within one year, a falling rate environment of approximately 200 basis points over the year would result in a reduction of net interest income of approximately $76,000.

   Financial Condition
   -------------------










    The Company, including its subsidiary bank, reported consolidated total assets of approximately $49.1 million at December 31, 1996 and $50.5 million at December 31, 1995 representing a decrease of approximately $1.4 million for the year ended December 31, 1996. During the year ended December 31, 1996, cash and due from banks decreased approximately $2.5 million, loans decreased approximately $3.3 million, proceeds of loans from Directors were $.5 million, advances from the Federal Home Loan Bank increased approximately $1.9 million and operations generated approximately $.5 million. These funds were used to increase investments by $2.6 million, acquire additional equipment of approximately $.1 million, increase federal funds sold by $3.4 million and decrease deposits by $2.6 million.

   The reduction in total assets of approximately $1.4 million included the reduction in loans of approximately $3.3 million. The reduction in loans was due to the charge-off of approximately $1.4 million during the year and the overall reduction in the loan portfolio resulting from the strengthening of underwriting standards and procedures. Approximately mid-year, an internal loan review was performed by the new senior lending officer which concluded that the underwriting procedures were inadequate. During the quarter ended September 30, 1996, the Bank received over 100 bankruptcy notices. Additionally, the reduction in assets was for the purpose of managing the capital requirements of the Bank for which the Company increased the capital by $1 million during the year ended December 31, 1996. Based upon the ongoing loan review program of the Bank, the Bank increased its allowance for loan losses from approximately $385,000 at December 31, 1995 to approximately $1.5 million at December 31, 1996.

   Interest rates as previously discussed are reflective of interest rates in general, market conditions and competition. Changes in short-term funds including cash and due from banks, federal funds sold, interest-bearing deposits and investment securities are reflective of the liquidity position of the Company.

   The Company's capital to assets ratio as of December 31, 1996 was 6.0%.

   In 1988, the Bank regulatory agencies adopted risk-based capital guidelines which are being phased in between 1990 and 1992. Such guidelines establish a uniform minimum capital level as a percentage of risk-weighted assets plus off-balance sheet exposures. Under the guidelines, one of four risk weights is applied to the different balance sheet assets, primarily based on the relative credit risk of the counter party. Off-balance sheet items, such as loan commitments, are also applied a risk weight, after applying one of four credit conversion factors to these items to determine a balance sheet equivalent amount. The credit conversion factors are primarily based on the likelihood of the off-balance sheet item becoming an asset. The risk weights and credit conversion factors are 0%, 20%, 50% and 100%.

   There are two categories of capital under the guidelines. Tier one capital includes common stockholders' equity and qualifying preferred stock, less certain intangible assets (substantially goodwill). Tier two capital generally includes preferred stock not qualifying as tier one capital, mandatory convertible debt, subordinated and unsecured senior debt and the allowance for loan losses, all subject to limitations by the guidelines. Tier two capital is limited to the amount of tier one capital.

   The guidelines require a minimum total risk-based capital ratio of 8.00% by the end of 1992, with at least half of the total capital in the form of tier one capital.

   In early 1990, regulators proposed a new minimum leverage ratio which would represent the minimum capital to total assets standards for banking organizations. The minimum leverage ratio is 3% for the highest rated organizations which are not undertaking significant expansion programs. An additional 1% to 2% may be required, depending on a bank's regulatory ratings and expansion plans. The ratio consists of tier one capital based on the 1992 risk-based capital guidelines, divided by total assets (excluding intangible assets that were deducted to arrive at tier one capital). The leverage ratio is expected to be used in tandem with the risk-based capital ratios, thereby eliminating the 5.50% primary and 6.00% total capital to assets ratios as the minimum capital standards for banking organizations after year-end 1990.

    The following table presents the Bank's capital ratios as of December 31, 1996 compared to the required ratios as of that date.


                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                                                 CORRECTIVE
                                               FOR CAPITAL         ACTION
                                ACTUAL      ADEQUACY PURPOSES    PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT RATIO   AMOUNT    RATIO
                           ---------- ----- ----------
                                                     -----
                                                         ----------    -----
   As of December 31, 1995
     Total Capital
        (to Risk Weighted
        Assets)            $3,877,311  11.5% 2,694,097   8.0%  3,367,621  10.0%
     Tier I Capital
        (to Risk Weighted
        Assets)             3,491,951  10.4% 1,347,048   4.0%  2,020,573   6.0%
     Tier I Capital
        (to Average Assets) 3,491,951   7.4% 1,898,320   4.0%  2,372,900   5.0%

   As of December 31, 1996
     Total Capital
        (to Risk Weighted
        Assets)             3,310,365  11.3% 2,342,089   8.0%  2,927,611  10.0%
     Tier 1 Capital
        (to Risk Weighted
        Assets)             2,944,414  10.1% 1,171,044   4.0%  1,756,566   6.0%
     Tier 1 Capital
        (to Average Assets) 2,944,414   6.2% 1,914,080   4.0%  2,392,600   5.0%


     The Bank is in compliance with the regulatory capital requirements as of











   December 31, 1996 and 1995.


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

     The Bank's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Bank's investments. The Bank may also utilize its cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At December 31, 1996, the Bank's cash and due from Banks were approximately $4.8 million (after reduction for its required reserves of $.2 million), and its federal funds sold were $7.2 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $7.8 million at December 31, 1996, can also be used to meet liquidity requirements to the extent the investments are not pledged to secure public funds on deposit as required by law. Securities with a market value of $3.9 million were pledged as of December 31, 1996.

     The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had advances outstanding from the Federal Home Loan Bank of Atlanta of $2.5 million at December 31, 1996 at an average rate of 5.55%. The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

     The Bank's funding needs are based primarily on the volume of lending. The primary funding source is from new deposits. The Bank seeks to attract new deposits by paying rates of interest on deposit accounts which are competitive in its primary service area. The Bank generally does not pay brokers' commissions in connection with the obtaining of deposits or have deposits outside the primary service area. The Bank does not pay premiums to attract deposits. As of December 31, 1996, the average cost for deposit liabilities was approximately 5.0%. The Bank continues to expect that new deposits will serve as its primary funding source.

     The Company's needs for additional capital will depend to a great extent upon the capital needs of the Bank, which in turn will depend upon the level of deposits and total assets of the Bank. Based upon the projected performance of the Bank, the organizers believe that the net proceeds of the public offering concluded on December 31, 1991 should be sufficient to meet the capital requirements of the Company and the Bank for at least the first five years of operation (see capital ratios as of December 31, 1994 and regulatory capital requirements discussed previously under "Financial Condition". The projected performance of the Bank is based upon a variety of factors such as (i) the initial capitalization of the Bank, (ii) an analysis of the prospective market in the Bank's service area, (iii) the projected operating expenses of the Bank, including pre-opening expenses, cost of the Bank site, construction cost, cost of the Bank's temporary facility, cost of furniture, fixtures and equipment, personnel expenses, provision for loan losses, general and administrative expenses and interest on deposits and (iv) the projected earnings of the Bank, including earnings from the Bank's loan and investment portfolios. If the Bank were to grow at a more rapid rate than anticipated by the organizers, the Company may need to raise additional capital to meet the Bank's capital needs. Management believes that sufficient sources of capital, such as bank lines of credit, directors loans and additional equity capital derived from the exercise of warrants or from private equity offerings, are available should the need for additional capital arise.

     During the year ended December 31, 1996, the Company made an additional capital contribution to the Bank in the amount of $1 million, of which $500,000 was funded by loans from directors of the Company.

     The average loan to deposit ratio of the Company at December 31, 1996 was 64.3% compared to 70.6% at December 31, 1995.

     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations including recommendations by regulatory authorities which would have such an effect. However, a regulatory examination concluded in the fourth quarter of 1996 indicated that a continuation of losses as experienced in 1996 could subject the Bank to a memorandum of understanding with regulatory authorities.

   ITEM 7.  FINANCIAL STATEMENTS
   -----------------------------
     The financial statements, notes thereto and auditor's report thereon, included on the following pages, are incorporated herein by reference.

                    Index to Consolidated Financial Statements
                    ------------------------------------------
   Financial Statements                                               Page
                                                                      ____
   --------------------
   Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . 41

   Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . 42

   Consolidated Statements of Income . . . . . . . . . . . . . . . . . 43

   Consolidated Statement of Stockholders' Equity  . . . . . . . . . . 44

   Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . 45

   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 46

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   ------------------------------------------------------------------------











              None.

                           INDEPENDENT AUDITORS' REPORT
                           ----------------------------



   To the Board of Directors and Stockholders
   FNC Bancorp, Inc. and Subsidiary
   Douglas, Georgia

   We have audited the accompanying consolidated balance sheets of FNC Bancorp, Inc., and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the two years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNC Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the two years ended December 31, 1996 in conformity with generally accepted accounting principles.



   STEWART, FOWLER & STALVEY, P.C.
   ----------------------------------------

   Valdosta, Georgia
   February 6, 1997

                         FNC BANCORP, INC. AND SUBSIDIARY











                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------
                                      ASSETS
                                      ______
                                                           DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
   Cash and Cash Equivalents:
     Cash and due from banks                        $ 4,917,622     7,434,011
     Federal funds sold                               7,249,000     3,820,000
                                                    -----------   -----------
         Total Cash and Cash Equivalents             12,166,622    11,254,011
   Investment securities (Fair value of
     $7,829,126 in 1996 and $5,196,885
     in 1995), Notes 1 and 2                          7,829,126     5,191,927
   Loans, net of allowance for loan losses and
     unearned interest, Notes 1 and 4                25,825,258    31,532,756
   Bank premises and equipment, Notes 1 and 3         1,682,081     1,694,013
   Accrued interest receivable                          757,467       686,724
   Property acquired in settlement of loans, Note 1      68,400        13,677
   Organization costs, net of amortization, Note 1          -0-        15,240
   Other assets                                         790,072       129,941
                                                    -----------   -----------
       Total Assets                                 $49,119,026    50,518,289
                                                    ===========   ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
   Deposits:
     Demand                                         $ 9,409,021     9,965,771
     NOW accounts                                     7,253,382     7,976,781
     Savings                                          1,778,551     2,040,414
     Time, $100,000 and over                          5,381,660     6,629,345
     Other time                                      18,721,987    18,573,233
                                                    -----------   -----------
       Total Deposits                                42,544,601    45,185,544

   Notes payable to directors, Note 13                  500,000           -0-
   Advances from Federal Home Loan Bank, Note 5       2,485,000       595,000
   Accrued interest                                     546,773       577,420
   Income taxes payable                                     -0-        55,195
   Other liabilities                                    109,080        27,743
                                                    -----------   -----------
       Total Liabilities                             46,185,454    46,440,902
                                                    -----------   -----------
   Stockholders' Equity:
     Preferred stock, 10,000,000 shares
       authorized, no shares issued                         -0-           -0-
     Common stock, $1 par value, 10,000,000
       shares authorized, 405,710 shares
       issued and outstanding                           405,710       405,710
     Additional paid in capital                       3,610,541     3,610,541

   The accompanying notes to consolidated financial statements are an integral part of this statement.












     Retained earnings (deficit)                     (1,084,329)       62,003
     Unrealized gains (losses) on available-
       for-sale securities, Net of applicable
       deferred income taxes                              1,650          (867)
                                                    -----------   -----------
       Total Stockholders' Equity                     2,933,572     4,077,387
                                                    -----------   -----------
       Total Liabilities and Stockholders' Equity   $49,119,026    50,518,289
                                                    ===========   ===========

                         FNC BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                         --------------------------------

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
   Interest Income:
     Interest and fees on loans, Note 1             $ 3,057,854     2,856,716
     Interest on investment securities:
       Taxable                                          320,422       315,512
     Interest on federal funds sold                     274,544       180,737
     Interest on deposits in banks                        4,506            12
     Interest on securities purchased under
       agreements to resell                                 -0-         1,042
                                                    -----------   -----------
       Total                                          3,657,326     3,354,019
                                                    -----------   -----------
   Interest Expense:
     Interest on deposits                             1,795,263     1,642,503
     Interest on federal funds purchased                      9        12,253
     Interest on advances from Federal Home
       Loan Bank                                        135,685         5,682
                                                    -----------   -----------
       Total                                          1,930,957     1,660,438
                                                    -----------   -----------
   Net Interest Income                                1,726,369     1,693,581

   Provision For Loan Losses, Notes 1 and 4           2,305,174       304,288
                                                    -----------   -----------
   Net Interest Income After Provision For
     Loan Losses                                       (578,805)    1,389,293
                                                    -----------   -----------
   Other Income:
     Service charges on deposit accounts                366,116       299,224
     Insurance commissions                               18,392        26,135

   The accompanying notes to consolidated financial statements are an integral part of this statement.












     Gain (Loss) on sale of assets                          -0-         5,191
     Gain (Loss) on sale of securities                      761           -0-
     Fees on mortgage loans originated for sale          21,564        22,052
     Other income                                        87,075        43,750
                                                    -----------   -----------
       Total                                            493,908       396,352
                                                    -----------   -----------
   Other Expenses:
     Salaries                                           577,854       563,097
     Other personnel expenses, Note 6                   293,986       103,804
     Occupancy expense of bank premises                 105,261       103,415
     Furniture and equipment expense                    100,048        86,533
     Data processing                                     66,284        55,726
     Printing and office supplies                        60,865        68,893
     Amortization, Note 1                                15,240        22,369
     Advertising, Note 1                                 60,891        44,529
     FDIC insurance                                       2,000        43,839
     Other operating expenses                           369,938       294,975
                                                    -----------   -----------
       Total                                          1,652,367     1,387,180
                                                    -----------   -----------
   Income (Loss) Before Taxes                        (1,737,264)      398,465
   Income Taxes (Benefit), Note 7                      (590,932)       85,289
                                                    -----------   -----------
   Net Income (Loss)                                $(1,146,332)      313,176
                                                    ===========   ===========
   Earnings (Loss) Per Common and Common Equivalent
     Share, Note 1                                  $     (2.83)          .70
                                                    ===========   ===========

                         FNC BANCORP, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         TWO YEARS ENDED DECEMBER 31, 1996
                         ---------------------------------

                                                          UNREALIZED
                                                        GAINS (LOSSES)
                                                        ON AVAILABLE-
                                                           FOR-SALE
                                                         SECURITIES,
                                                            NET OF
                                                          APPLICABLE
                     COMMON STOCK
                                     ADDITIONAL  RETAINED  DEFERRED
                  NUMBER OF    PAR     PAID IN   EARNINGS   INCOME
                   SHARES     VALUE
                                        CAPITAL
                                                 (DEFICIT)
                                                             TAXES
                                                                       TOTAL
                --------- --------- --------- ---------   ---------
                                                                  ---------

   The accompanying notes to consolidated financial statements are an integral part of this statement.

                                      Page 45











   Balances,
    December 31,
    1994          405,710$  405,710 3,610,541  (251,173)   (74,805)
                                                                  3,690,273

   Net Income         -0-       -0-       -0-   313,176        -0-  313,176

   Change in
    unrealized
    gains/losses
    on available-
    for-sale
    securities,
    net of
    applicable
    deferred
    income
    taxes             -0-       -0-       -0-       -0-     73,938   73,938
                 --------  --------  --------  --------   -------- --------
   Balances,
    December 31,
    1995          405,710   405,710 3,610,541    62,003       (867)
                                                                  4,077,387

   Net Income
    (Loss)            -0-       -0-       -0-(1,146,332)       -0-
                                                                 (1,146,332)

   Change in
    unrealized
    gains/losses
    on available-
    for-sale
    securities,
    net of
    applicable
    deferred
    income
    taxes             -0-       -0-       -0-       -0-      2,517    2,517
                --------- --------- --------- ---------  ------------------
   Balances,
    December 31,
    1996          405,710 $ 405,710 3,610,541(1,084,329)     1,6502,933,572
                ========= ========= ========= =========  ==================

                         FNC BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------


   The accompanying notes to consolidated financial statements are an integral part of this statement.

                                      Page 46











                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
   Cash Flows From Operating Activities:
     Net Income (Loss)                              $(1,146,332)      313,176
     Adjustments to reconcile net income or
       loss to net cash provided by operating
         activities:
         Depreciation                                   108,536       101,466
         Amortization                                    15,240        22,369
         Deferred income taxes (benefit)               (469,677)         (522)
         (Gain) Loss sale of assets                         -0-        (5,191)
         (Gain) Loss on sale of securities                 (761)          -0-
         Provision for loan losses                    2,305,174       304,288
         Securities (accretion) amortization            (31,305)      (36,624)
     Change in assets and liabilities:
       (Increase) Decrease in accrued interest
         receivable                                     (70,743)     (122,450)
       Increase (Decrease) in accrued interest
         payable                                        (30,647)      328,094
       (Increase) Decrease in other assets             (191,751)      (20,786)
       Increase (Decrease) in other liabilities          81,337       (19,181)
       Increase (Decrease) in income taxes
         payable                                        (55,195)       41,274
                                                    -----------   -----------
     Net cash provided (used) by operating
       activities                                       513,876       905,913
                                                    -----------   -----------
   Cash Flows From Investing Activities:
     Capital expenditures                               (96,604)      (35,867)
     Net (increase) decrease in loans                 3,347,601    (4,490,467)
     (Increase) Decrease in interest-
       bearing deposits                                     -0-           122
     Proceeds from sale of fixed assets                     -0-        12,850
     Proceeds from sale of available-
       for-sale securities                              500,000           -0-
     Proceeds from maturity of available-
       for-sale securities                            3,780,000     2,250,000
     Proceeds from maturity of held-to-
       maturity securities                              710,000     3,250,000
     Purchase of available-for-sale securities       (7,657,138)   (2,651,880)
     Purchase of held-to-maturity securities                -0-      (758,402)
     Maturity (Purchase) of securities
       purchased under agreements to resell                 -0-     1,250,000
     Payments received on mortgage-backed
       securities                                        65,819        90,922
                                                    -----------   -----------
     Net cash provided (used) by investing
       activities                                       649,678    (1,082,722)
                                                    -----------   -----------

   The accompanying notes to consolidated financial statements are an integral part of this statement.

                                      Page 47











   Cash Flows From Financing Activities:
     Proceeds from notes payable                        500,000           -0-
     Proceeds of advances from Federal
       Home Loan Bank                                 2,000,000       595,000
     Payments on advances from Federal
       Home Loan Bank                                  (110,000)          -0-
     Increase (Decrease) in time deposits            (1,098,931)    5,459,366
     Increase (Decrease) in other deposits           (1,542,012)     (338,633)
                                                    -----------   -----------
     Net cash provided (used) by financing
       activities                                      (250,943)    5,715,733
                                                    -----------   -----------
   Net increase (decrease) in cash
     and cash equivalents                               912,611     5,538,924

   Cash and Cash Equivalents at
     Beginning of Year                               11,254,011     5,715,087
                                                    -----------   -----------
   Cash and Cash Equivalents at
     End of Year                                    $12,166,622    11,254,011
                                                    ===========   ===========
   Supplemental Disclosures of Cash
     Flow Information
   --------------------------------
   Cash paid during the year for:
     Interest                                       $ 1,961,604     1,332,344
                                                    ===========   ===========
     Income taxes                                   $   121,555        44,537
                                                    ===========   ===========
   Schedule of Non-Cash Investing and
     Financing Activities
   ----------------------------------
   Total increase (decrease) in unrealized
     losses on securities available-for-sale        $    (3,814)     (112,028)
                                                    ===========   ===========

                         FNC BANCORP, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

   Note 1 - Summary of Significant Accounting Policies
   ---------------------------------------------------
   Nature of operations: FNC Bancorp., Inc. is engaged in the activity of providing traditional banking services through its banking subsidiary, First National Bank of Coffee County. The Bank is a national bank with one banking office located in Douglas, Georgia. The Bank primarily grants agri-business, commercial, consumer and real estate loans with a market area that includes predominately South Georgia. The composition of the loan portfolio is detailed in Note 4 of these financial statements. Investments are

   The accompanying notes to consolidated financial statements are an integral part of this statement.

   predominately limited to U.S. Treasury obligations, obligations of other U.S. Government agencies and corporations and obligations of state and political subdivisions. The Bank also purchases time deposits with other banks and sells federal funds to correspondent banks.

   Consolidated financial statements: The consolidated financial statements include the accounts of FNC Bancorp, Inc. and its sole subsidiary, First National Bank of Coffee County. All intercompany transactions have been eliminated in consolidation.

   Investment securities: Effective January 1, 1994, debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is determined using the specific identification method.

   Bank premises and equipment and related depreciation: Depreciation of bank premises and equipment is computed using the straight line method over the estimated useful lives of the assets. Expenditures for maintenance, repairs, removals and betterments which do not materially prolong the useful lives of the assets are charged to income as incurred. The cost of property retired or sold, and the related accumulated depreciation, is removed from the accounts, and any gain or loss, after taking into consideration proceeds from sale, is transferred to income.

   Loans and allowance for losses on loans: Loans are stated at the amount of the unpaid principal, reduced by unearned interest and an allowance for loan losses. Interest income on loans is calculated primarily by using the simple interest method on daily balances of the principal amount outstanding. The Bank provides for loan losses based on management's evaluation of the collectibility of loans and other relevant factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Fees for originating loans which exceed the direct origination cost are deferred net of origination costs and amortized by the level yield method over the term of the related loans. Accrual of interest is discontinued when management believes that the borrowers' financial condition is such that collection of interest is doubtful.

   Property acquired in settlement of loans: Real estate and other property acquired in settlement of loans is initially recorded at market value at acquisition less estimated costs to sell and subsequently carried at the lower of cost or market value less estimated costs to sell.

   Organizational costs and pre-opening expenses: The company capitalized organizational costs and pre-opening expenses incurred during the development stage in accordance with applicable accounting pronouncements and policies. Organizational costs are being amortized over a five-year period using the straight-line method beginning with the opening of the bank. Other pre-opening expenses were charged off as an expense during the first quarter after opening the bank.

   Income taxes: The tax effects of transactions are recognized in the same period as they are reported for financial statement purposes, regardless of the period in which such items are recognized for tax purposes.

   Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

   Off-balance sheet financial instruments: In the ordinary course of business, the Bank has entered into off-balance sheet instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

   Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Certain significant estimates: Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of allowances for losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

   While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. It is at least reasonably possible that the allowances for losses on loans and foreclosed real estate may change in the near term.

   Advertising costs: The Bank follows the policy of charging the costs of advertising to expense as incurred. Advertising costs were $60,891 and $44,529 for the years ended December 31, 1996 and 1995, respectively.

   Stock-based compensation: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has elected to disclose the proforma effect on net income as if the fair value based method of accounting for stock options had been used.

   Fair values of financial instruments: Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

   The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

     Time deposits: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

     Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgements regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

     Deposits: The fair values disclosed for demand deposits (for example, checking accounts, interest-bearing checking accounts and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

     Short-term borrowings, notes payable and advances from Federal Home Loan
     Bank: The carrying amounts of short-term borrowings, notes payable and advances from the Federal Home Loan Bank approximate their fair values.

     Other liabilities: Commitments to extend credit were evaluated and fair value was estimated using the terms for similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

   Earnings per common and common equivalent share: Earnings per common and common equivalent share were computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year using the modified treasury stock method. Common stock equivalents include shares issuable on the exercise of warrants and stock options. Under the modified treasury stock method, the number of common shares outstanding was increased by the net additional shares which would be issued assuming that the shares issuable as a result of the exercise of warrants and stock options were actually issued at the agreed-upon price and the resulting proceeds were used to reacquire 20% of the outstanding common shares at the average price of the common stock during the year and the remaining funds were used to reduce indebtedness or invested in U.S. Government securities and the resulting income effect (net of taxes) applied as an adjustment of net income. For 1996, the modified treasury stock method was not used because its application would be anti-dilutive. Instead, the 1996 earnings per share were computed by dividing the net loss by the actual weighted average number of shares of common stock outstanding during the year. For 1995, the modified treasury stock method reflects that 153,426 additional shares would be issued at $10 per share, that 81,142 shares would be reacquired at $12 per share, that $560,556 would be invested in U.S. Government securities at an assumed rate of 6% which, at an assumed tax rate of 34%, would result in an increase in net income of $22,198. Weighted average shares used in the computation of earnings per common and common equivalent share were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
     Weighted average shares outstanding                405,710       405,710
     Weighted average of common equivalent shares           -0-        72,284
                                                     ----------    ----------
       Total                                            405,710       477,994
                                                     ==========    ==========

   New accounting standards: Several new accounting standards were effective in 1995 or 1996 including Statement of Financial Accounting Standards No. 114 (Accounting by Creditors for Impairment of a Loan), Statement No. 118 (Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures), Statement No. 119 (Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments), Statement No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) and Statement No. 122 (Accounting for Mortgage Servicing Rights). The new accounting standards are either not currently relevant to the Company or have an immaterial effect upon its financial statements.

   Note 2 - Investment Securities
   ------------------------------
   Investment securities are carried in the accompanying balance sheets as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
   Available-for-sale                                $7,829,126     4,489,015
   Held-to-maturity                                         -0-       702,912
                                                     ----------    ----------
                                                     $7,829,126     5,191,927
                                                     ==========    ==========

   Securities available-for-sale consist of the following:
   -------------------------------------------------------
   As of December 31, 1996:

                                              GROSS       GROSS
                                AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                  COST        GAINS      LOSSES       VALUE
                               ----------  ----------  ----------  ----------
   U.S. Treasury Obligations   $4,718,408       7,302       3,349   4,722,361
   Obligations of other U.S.
     government agencies and
     corporations               2,498,865       1,129       6,309   2,493,685
   Mortgage-backed securities     150,753       3,727         -0-     154,480
   Federal Home Loan Bank stock   338,600         -0-         -0-     338,600
   Federal Reserve stock          120,000         -0-         -0-     120,000
                               ----------  ----------  ----------  ----------
                               $7,826,626      12,158       9,658   7,829,126
                               ==========  ==========  ==========  ==========

   As of December 31, 1995:

                                              GROSS       GROSS
                                AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                  COST        GAINS      LOSSES       VALUE
                               ----------  ----------  ----------  ----------
   U.S. Treasury Obligations   $  952,927         214         417     952,724
   Obligations of other U.S.
     government agencies and
     corporations               3,082,955       3,598       6,603   3,079,950

                                      PAGE 53











   Mortgage-backed securities     217,245       1,896         -0-     219,141
   Federal Home Loan Bank stock   132,200         -0-         -0-     132,200
   Federal Reserve stock          105,000         -0-         -0-     105,000
                               ----------  ----------  ----------  ----------
                               $4,490,327       5,708       7,020   4,489,015
                               ==========  ==========  ==========  ==========

   Securities held-to-maturity consist of the following:
   -----------------------------------------------------
   As of December 31, 1995:

                                              GROSS       GROSS
                                AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                  COST        GAINS      LOSSES       VALUE
                               ----------  ----------  ----------  ----------
   Obligations of other U.S.
     Government agencies and
     corporations              $  702,912       4,958         -0-     707,870
                               ==========  ==========  ==========  ==========

   The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                     SECURITIES              SECURITIES
                                  HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                               ----------------------  ----------------------
                                              MARKE                  MARKET
                                  COST        VALUE        COS        VALUE
                               ----------  ----------  ----------  ----------
   Due in one year or less     $      -0-         -0-   1,728,601   1,727,608
   Due after one year through
     five years                       -0-         -0-   5,488,672   5,488,438
   Due after five years through
     ten years                        -0-         -0-         -0-         -0-
   Due after ten years                -0-         -0-         -0-         -0-
   Mortgage-backed securities         -0-         -0-     150,753     154,480
                               ----------  ----------  ----------  ----------
                               $      -0-         -0-   7,368,026   7,370,526
                               ==========  ==========  ==========  ==========

   Proceeds from sale of available-for-sale securities were $500,000 with gains

                                      PAGE 54











   realized of $761 for the year ended December 31, 1996. There were no sales of securities during 1995.

   Securities with a book value of approximately $3,851,485 and $4,419,437 (market value of approximately $3,851,150 and $4,423,834 at December 31, 1996 and 1995, respectively) at December 31, 1996 and 1995, respectively, were pledged to secure public monies as required by law or for other purposes.

   Note 3 - Bank Premises and Equipment
   ------------------------------------
   Bank premises and equipment are stated at cost less accumulated depreciation, and include the following:

                                               DECEMBER 31,
                                          --------------------      ESTIMATED
                                             1996        1995     USEFUL LIVES
                                          ----------  ----------  ------------
     Land                                 $  372,676     372,676
     Building and improvements             1,064,078   1,064,078  10-40 years
     Furniture, fixtures and equipment       687,590     590,986  3-5 years
     Vehicles                                 16,467      16,467  5 years
                                          ----------  ----------
                                           2,140,811   2,044,207
     Less accumulated depreciation           458,730     350,194
                                          ----------  ----------
         Total                            $1,682,081   1,694,013
                                          ==========  ==========

   Depreciation expense amounted to $108,536 and $101,466 for the years ended December 31, 1996 and 1995, respectively.


   Note 4 - Loans
   --------------
   Major classifications of loans are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
     Agricultural                                   $ 2,971,355     3,381,657
     Commercial and industrial                        5,099,676     5,655,678
     Real estate - mortgage                          12,618,490    14,197,650
     Real estate - construction                       1,246,122     1,291,215
     Loans to individuals for household,
       family and other personal expenditures         5,380,851     7,108,386
     Overdrafts                                          29,149       283,530
                                                    -----------   -----------

                                      PAGE 55











                                                     27,345,643    31,918,116
     Unearned interest                                      -0-           -0-
                                                    -----------   -----------
                                                     27,345,643    31,918,116
     Allowance for loan losses                       (1,520,385)     (385,360)
                                                    -----------   -----------

     Loans, net                                     $25,825,258    31,532,756
                                                    ===========   ===========

   Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,038,212 and $177,200 at December 31, 1996 and 1995, respectively. If interest on those loans had been accrued, such income would have approximated $76,457 and $18,643 for 1996 and 1995, respectively. Interest income on those loans, which is recorded only when received, amounted to approximately $-0- and $10,376 in 1996 and 1995, respectively. The Bank did not have any loans classified as impaired at December 31, 1996 or 1995.

   First mortgage loans on residential (one-to-four units) real estate are pledged to secure advances from the Federal Home Loan Bank (See Note 5). The advances must be fully secured after discounting the qualifying loans at 75% of the principal balances outstanding.

   Transactions in the allowance for loan losses were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
     Balance, beginning of year                      $  385,360       403,800
     Provision for losses charged
       to operating expenses                          2,305,174       304,288
     Loans charged off                               (1,449,603)     (335,077)
     Recoveries                                         279,454        12,349
                                                     ----------    ----------
     Balance, end of year                            $1,520,385       385,360
                                                     ==========    ==========

   Note 5 - Advances From Federal Home Loan Bank
   ---------------------------------------------
   Advances from the Federal Home Loan Bank consist of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
   Advances payable, interest payable
     monthly, fixed rates which averaged

                                      PAGE 56











     5.55% at December 31, 1996 (6.16% in 1995),
     various repayment options, maturities
     through May 16, 2005.                           $2,485,000       595,000
                                                     ==========    ==========

   Maturities of the advances for the succeeding five years are as follows:

                    YEAR ENDING
                   DECEMBER 31,
                   ____________

                       1997             $1,078,000
                       1998              1,078,000
                       1999                 78,000
                       2000                206,000
                       2001                 10,000


   The advances are secured by first mortgage loans on residential (one-to-four units) real estate as provided in Note 4.


   Note 6 - 401(k) Plan
   --------------------
   During the year ended December 31, 1995, the Bank adopted a 401(k) plan for qualified employees. The plan is qualified under the Internal Revenue Code. Under the 401(k) plan, employees may make salary deferral contributions up to 15% of qualified employee compensation. The Company will also make contributions to the plan at a level determined by the Board of Directors. Company contributions to the plan were $7,742 and $9,067 for the years ended December 31, 1996 and 1995, respectively.

   Note 7 - Income Taxes
   ---------------------
   The consolidated provision for income taxes for 1996 and 1995 consists of the following:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
     Current Federal tax expense (benefit)           $ (121,255)       85,811
     Deferred Federal tax expense (credit)             (469,677)         (522)
                                                     ----------    ----------
                                                     $ (590,932)       85,289
                                                     ==========    ==========

   The provision for Federal income taxes differs from that computed by applying

   Federal statutory rates to income before income taxes as indicated in the following analysis:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
     Expected tax provision (benefit) at a 34% rate  $ (590,670)      135,478
     Alternative minimum tax (credit)                       -0-       (33,257)
     Net operating loss carryover                           -0-       (13,326)
     Increase (Decrease) in deferred tax asset
       valuation allowance                                  -0-           -0-
     Other                                                 (262)       (3,606)
                                                     ----------    ----------
                                                     $ (590,932)       85,289
                                                     ==========    ==========

   Deferred tax liabilities have been provided for taxable temporary differences related to accumulated depreciation and unrealized gains on available-for-sale securities. Deferred tax assets have been provided for deductible temporary differences related to unrealized losses on available-for-sale securities, the allowance for loan losses, net operating loss carryover, and amortization of start-up costs. The net deferred tax assets in the accompanying balance sheets include the following components:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
   Deferred tax assets:
     Allowance for loan losses                       $  411,997       111,144
     Alternative minimum tax credit carryover               477           -0-
     Net operating loss carryover                       187,004           -0-
     Unrealized losses on available-for-sale
       securities                                           -0-           447
     Start-up costs                                         -0-        10,105
                                                     ----------    ----------
                                                        599,478       121,696
                                                     ----------    ----------
   Deferred tax liabilities:
     Unrealized gains on available-for-sale
       securities                                           850           -0-
     Bank premises and equipment and
       depreciation                                      49,237        40,685
                                                     ----------    ----------
                                                         50,087        40,685
                                                     ----------    ----------
   Net deferred tax assets                           $  549,391        81,011
                                                     ==========    ==========

   No valuation allowance was established in view of the Company's tax strategies coupled with anticipated future taxable income as evidenced by the Company's earnings projections.

   The Company has a net operating loss carryforward of $540,458 that may be offset against future taxable income. Substantially all of the carryforward expires in 2011.

   Note 8 - Related Party Transactions
   -----------------------------------
   The Bank had outstanding loans to its officers, directors and employees at December 31, 1996 and 1995 in the aggregate of $283,018 and $357,884, respectively. These individuals maintain customary deposit accounts with the Bank. Management believes that all of the above transactions were entered into in the normal course of business. The Bank held deposits of $5,333,194 and $728,418 for officers, directors, employees and their associates at December 31, 1996 and 1995, respectively.

   At December 31, 1996, the Company had outstanding notes payable to directors in the amount of $500,000, as described in Note 13 to these financial statements.

   Note 9 - Commitments, Contingencies and Financial Instruments with Off-Balance-Sheet Risk
   -----------------------------------------------------------------------
   The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities is as follows:

                                                         NOTIONAL AMOUNT
                                                          DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
     Commitments to extend credit                    $4,655,000     5,369,000
     Standby letters of credit                           16,300        28,255


   Commitments to extend credit and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Bank's credit policies and procedures for credit commitments are the same as those for extensions of credit that are reported in the financial statements. Because these instruments have fixed maturity dates and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank has not incurred any losses on its commitments in either 1996 or 1995.

   The nature of the business of the Bank is such that it is ordinarily subjected to a certain amount of litigation. In the opinion of management and counsel for the Bank, there is no litigation in which the outcome will have a material effect on the financial statements.


   Note 10 - Regulatory Matters
   ----------------------------
   The primary source of funds available for the payment of cash dividends are dividends received from the subsidiary Bank. The Bank is limited by banking regulations as to the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. No earnings were available for the payment of dividends at December 31, 1996.

   The Bank is required to maintain average cash balances as a reserve requirement. The average amount of those reserve balances was $152,000 and $225,000 for the years ended December 31, 1996 and 1995, respectively.

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1995, the most recent notification from the Comptroller of the Currency, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

   The Bank's actual capital amounts and ratios are also presented in the table.

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                                                 CORRECTIVE
                                               FOR CAPITAL         ACTION

                                      PAGE 60











                                ACTUAL      ADEQUACY PURPOSES    PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT RATIO   AMOUNT    RATIO
                           ---------- ----- ----------
                                                     -----
                                                         ----------    -----
   As of December 31, 1995
     Total Capital
        (to Risk Weighted
        Assets)            $3,877,311  11.5% 2,694,097   8.0%  3,367,621  10.0%
     Tier I Capital
        (to Risk Weighted
        Assets)             3,491,951  10.4% 1,347,048   4.0%  2,020,573   6.0%
     Tier I Capital
        (to Average Assets) 3,491,951   7.4% 1,898,320   4.0%  2,372,900   5.0%

   As of December 31, 1996
     Total Capital
        (to Risk Weighted
        Assets)             3,310,365  11.3% 2,342,089   8.0%  2,927,611  10.0%
     Tier 1 Capital
        (to Risk Weighted
        Assets)             2,944,414  10.1% 1,171,044   4.0%  1,756,566   6.0%
     Tier 1 Capital
        (to Average Assets) 2,944,414   6.2% 1,914,080   4.0%  2,392,600   5.0%


   Note 11 - Concentrations of Credit Risk
   ---------------------------------------
   In addition to the concentrations of credit risk disclosures in notes one and four, the Bank maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts. The Bank believes it is not exposed to any significant credit risk on cash and cash equivalents.

   Note 12 - Fair Values of Financial Instruments
   ----------------------------------------------
   The estimated fair values of the Company's financial instruments are as follows:

                                  DECEMBER 31, 1996       DECEMBER 31, 1995
                               ----------------------  ----------------------
                                 CARRYIG      FAIR       CARRYIG      FAIR
                                 AMOUNT       VALUE        AMOU       VALUE
                               ----------  ----------  ----------  ----------
   Financial assets:
     Cash and cash
       equivalents            $12,166,622  12,166,622  11,254,011  11,254,011
     Investment securities      7,829,126   7,829,126   5,191,927   5,196,885
     Loans, net of allowance
       for loan losses         25,825,258  25,398,258  31,532,756  32,692,756

                                      PAGE 61











     Accrued interest
       receivable                 757,467     757,467     686,724     686,724

   Financial liabilities:
     Deposits                  42,544,601  42,384,601  45,185,544  46,330,544
     Notes payable to
       directors                  500,000     500,000         -0-         -0-
     Advances from Federal
       Home Loan Bank           2,485,000   2,485,000     595,000     595,000
     Accrued interest
       payable                    546,773     546,773     577,420     577,420


   The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

                                  DECEMBER 31, 1996       DECEMBER 31, 1995
                               ----------------------  ----------------------
                                NOTIONAL      FAIR      NOTIONAL      FAIR
                                 AMOUNT       VALUE      AMOUNT       VALUE
                               ----------  ----------  ----------  ----------
   Other:
     Loan commitments         $ 4,655,000   4,655,000   5,369,000   5,369,000
     Letters of credit             16,300      16,300      28,255      28,255


   Note 13 - Notes Payable to Directors
   ------------------------------------
   Notes payable to directors in the amount of $500,000 consist of notes which were executed on December 27, 1996. Each of the notes accrues interest at the Bank's prime rate less 1%. There are no scheduled principal or interest payments during the first two years of the notes. Principal and interest payments in years three through five are subject to certain restrictions relative to the Bank's earnings and regulatory capital position. Each of the notes matures on December 27, 2001.

   Note 14- Stock Option Plan
   --------------------------
   In recognition of the efforts and risks undertaken by the Company's organizers, the Company issued warrants to purchase one share of common stock for each share purchased by them in the Company's common stock offering.
   Upon exercise, each warrant will entitle the holder to purchase one share of common stock at a price equal to $10 per share (the same price at which the shares initially were sold to the public) unless the Bank is required to raise capital to meet its regulatory guidelines in which case the exercise price will be the greater of $10 per share or the book value per share of the common stock as reflected in the Company's quarterly financial report for the quarter ended immediately prior to the exercise of the warrant. Subject to

                                      PAGE 62











   certain limitations, the warrants are exercisable for a period of ten years from the date of the Company's stock offering.

   A summary of the status of the Company's stock option plan as of December 31, 1996, and the changes during the year ended December 31, 1996 is presented below:


                                      DIRECTORS               EMPLOYEES
                               ----------------------  ----------------------
                                             WEIGHED-                WEIGHED-
                                             AVERAGE                 AVERAGE
                                            EXERCISE                EXERCISE
                                 SHARES       PRICE      SHARES       PRICE
                               ----------  ----------  ----------  ----------
   January 1, 1996                142,500     $ 10.00      10,926     $ 10.00
   Granted                            -0-         .00         -0-         .00
   Reallocated                     10,926       10.00     (10,926)      10.00
   Exercised                          -0-         .00         -0-         .00
   Forfeited                       (5,000)      10.00         -0-         .00
                               ----------  ----------  ----------  ----------
   December 31, 1996              148,426     $ 10.00         -0-     $   .00
                               ==========  ==========  ==========  ==========


   The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                            OUTSTANDING OPTIONS          EXERCISABLE OPTIONS
                    ----------------------------------  ----------------------
                                  WEIGHTED-
                                   AVERAGE    WEIGHTED                 WEIGHTED-
   RANGE OF            NUMBER     REMAINING   AVERAGE       NUMBER      AVERAGE
   EXERCISE          OUTSTANDING CONTRACTUAL  EXERCISE    EXERCISABLE  EXERCISE
    PRICES           AT 12/31/96    LIFE       PRICE      AT 12/31/96    PRICE
   --------          ----------- ----------------------   -----------  ---------

   $ 10.00             148,426   4.85 years   $ 10.00       148,426     $ 10.00


   If the Company had used the fair value based method of accounting for its stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net income for the year ended December 31, 1996 would not have changed.

   Note 15 - Financial Information of FNC Bancorp, Inc. (Parent Only)
   ------------------------------------------------------------------
   Condensed balance sheets of FNC Bancorp, Inc. as of December 31, 1996 and 1995 and related statements of income and cash flows for the years then ended are as follows:

                                  BALANCE SHEETS
                                  --------------
                                                           DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
                     ASSETS
                     ------
   Cash on deposit with subsidiary Bank              $   66,591       578,088
   Investment in First National Bank
     of Coffee County                                 3,356,055     3,491,084
   Other assets                                          10,926         8,215
                                                     ----------    ----------
     Total Assets                                    $3,433,572     4,077,387
                                                     ==========    ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
   Notes payable to directors                        $  500,000           -0-
                                                     ----------    ----------
   Stockholders' Equity:
     Common stock                                       405,710       405,710
     Additional paid in capital                       3,610,541     3,610,541
     Retained earnings (deficit)                     (1,084,329)       62,003
     Unrealized gains (losses) on available-
       for-sale securities, net of applicable
       deferred income taxes                              1,650          (867)
                                                     ----------    ----------
                                                      2,933,572     4,077,387
                                                     ----------    ----------
       Total Liabilities and Stockholders' Equity    $3,433,572     4,077,387
                                                     ==========    ==========

                               STATEMENTS OF INCOME
                               ---------------------

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------
   Income:
     Equity in earnings (loss) of First National
       Bank of Coffee County                        $(1,137,546)      309,440
     Interest income                                     11,795        19,042

                                      PAGE 64











                                                    -----------   -----------
                                                     (1,125,751)      328,482
   Expenses                                              28,423        13,382
                                                    -----------   -----------
   Income (loss) before taxes                        (1,154,174)      315,100

   Income taxes (benefit)                                (7,842)        1,924
                                                    -----------   -----------
   Net Income (Loss)                                $(1,146,332)      313,176
                                                    ===========   ===========

                             STATEMENTS OF CASH FLOWS
                             -------------------------

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------

   Cash Flows From Operating Activities:
     Net income (loss)                              $(1,146,332)      313,176
     Adjustments to reconcile net income to
       net cash provided (used) by operating
       activities:
       Equity in earnings (loss) of Bank              1,137,546      (309,440)
       Deferred income taxes (benefit)                   (7,842)        4,111
       Amortization                                       2,944         3,925
       (Increase) decrease in income taxes
         receivable                                       2,187         9,402
                                                     ----------    ----------
     Net cash provided (used) by operating
       activities                                       (11,497)       21,174
                                                     ----------    ----------
   Cash Flows From Investing Activities:
     Additional investment in subsidiary             (1,000,000)          -0-
                                                     ----------    ----------
     Net cash provided (used) by investing
       activities                                    (1,000,000)          -0-
                                                     ----------    ----------
   Cash Flows From Financing Activities:
     Proceeds from notes payable                        500,000           -0-
                                                     ----------    ----------
     Net cash provided (used) by financing
       activities                                       500,000           -0-
                                                     ----------    ----------
   Net Increase (Decrease) in Cash                     (511,497)       21,174

   Cash at Beginning of Period                          578,088       556,914
                                                     ----------    ----------
   Cash at End of Period                             $   66,591       578,088

                                      PAGE 65











                                                     ==========    ==========

                                     PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
   ----------------------------------------------------------------------

   DIRECTORS
   ---------
     The members of the Board of Directors of the Company are elected by the shareholders. The directorships of the Company are divided into three classes, with the members of each class serving three-year terms and the shareholders of the Company elect one class annually.

     The following table and accompanying notes sets forth the name, age, business experience during the past five years, the year he first became a director and the year in which his current term will expire of each of the Directors of the Company as of December 31, 1996.

                                                                     DIRECTOR'S
                                                           DIRECTOR     TERM
          NAME                 AGE        POSITION          SINCE     EXPIRES

       BOARD NOMINEES
   ---------------------
   Milton G. Clements          48    Director                1990       1997
   Robert L. Cation            52    Chairman of the Board   1990       1997
                                       of Directors

   DIRECTORS CONTINUING
         IN OFFICE
   ---------------------
   A. Curtis Farrar, Jr.       52    Director                1990       1999
   Norman E. Fletcher          59    Director                1990       1999
   William C. Ellis, Jr.       52    Director                1990       1998
   Ralph G. Evans              40    Director                1990       1998

   Executive Officers
   ------------------
     The following table and accompanying notes sets forth the name, age and business experience during the past five years of individuals who are the executive officers of the Company and the Bank and all persons chosen to become executive officers.

                Name            Age Position With the Company and the Bank


   Robert L. Cation              52    Interim President and CEO of FNC
                                          Bancorp, Inc.
                                       Interim President and CEO of First
                                          National Bank of Coffee County

   Al D. Ross                    33    Executive Vice President of First
                                          National Bank of Coffee County

   Ralph G. Evans                40    Secretary of FNC Bancorp, Inc.

   Pat Williams                  28    Vice President of First National
                                          Bank of Coffee County

   Rose C. Pope                  46    Vice President/Cashier of First
                                          National Bank of Coffee County

   Lisa H. Bennett               34    Assistant Vice President/ Mortgage
                                          Lending of First National Bank
                                          of Coffee County

   Charlene Hall                 44    Banking Officer of First National
                                          Bank of Coffee County


   Business Experience
   -------------------
     Al D. Ross is Executive Vice President of First National Bank of Coffee
   County.  His responsibilities include supervision of the Bank's lending area as well as the Bank's loan processing and operation area.  He came to First
   National Bank with over 11 years of banking experience primarily in commercial, agricultural and mortgage lending.  He is actively involved in community and civic affairs through his memberships in the Douglas-Coffee
   County Chamber of Commerce and Douglas Rotary Club.

     Robert L. Cation is an Organizer of the Company and the Bank. Mr. Cation also is the Chairman of the Board of Directors of the Company and serves as Chairman of the Board of Directors of the Bank. Since 1970, Mr. Cation has owned and operated Cation Food Stores, Inc., a retail grocery operation in south Georgia, where he serves as President and is responsible for the overall management of the corporation. Mr. Cation served as a director for Bank South, Douglas (and as a director for The Exchange Bank of Douglas, the predecessor of Bank South, Douglas) from 1983 until June 1990.

     Milton G. Clements is an Organizer of the Company and the Bank.  Mr.
   Clements also is a Director of the Company and the Bank. He is President and managing principal of Clements, Purvis & Stewart, P.C., a Certified Public
   Accounting firm in Douglas, Georgia. He has served as the 2nd Vice President and a director of the Douglas-Coffee County Chamber of Commerce as well as a director of the Douglas Downtown Development Authority. Mr. Clements is a member of the Douglas Lions Club where he has held all the primary officer positions, as well as a member of the Georgia Society and the American
   Institute of CPA's.

     William C. Ellis, Jr. is an Organizer of the Company and the Bank.  Mr.
   Ellis also is a Director of the Company and the Bank. Mr. Ellis has served as President of ESCO Industries, Inc., a manufacturing corporation with branch locations in Asheboro, North Carolina and Lakeland, Florida. In addition, Mr. Ellis serves as Secretary-Treasurer of Diversified Polymer
   Industries, Inc., Dalton, Georgia. Mr. Ellis' professional involvement includes membership in the Georgia Manufactured Housing Association, the

   Coffee County Manufacturers Council and the Douglas-Coffee County Chamber of
   Commerce. From 1984 until June 1990, he served as a director and a member of the Audit Committee for Trust Company Bank of Coffee County.

     Ralph G. Evans is an Organizer of the Company and the Bank. Mr. Evans also is a Director and the Secretary of the Company and Director of the Bank. Mr.
   Evans serves as President of both R. W. Griffin Feed, Seed & Fertilizer,
   Inc., a farming and farm supply retail store, and Douglas Peanut and Grain
   Co. Mr. Evans also serves as a director of Chem Nut, Inc., an Albany, Georgia based publicly-held ag-chemical distribution company with annual sales of $120 million. Mr. Evans previously served as a director of the Downtown
   Douglas Development Authority.

     A. Curtis Farrar, Jr. is an Organizer of the Company and the Bank.  Mr.
   Farrar also is a Director of the Company and the Bank.  He is presently
   Senior Partner with the law firm of Farrar and Hennesy .  Since 1973, Mr.
   Farrar has served as a Juvenile Court Judge in Douglas and is presently serving as chairman of the Georgia Board of Natural Resources. From 1987 to 1989, Mr. Farrar served on the Georgia Governor's Task Force on Drug
   Awareness and Prevention.


     Norman E. Fletcher is an Organizer of the Company and the Bank.  Mr.
   Fletcher also is a Director of the Company and the Bank. He is President of Fletcher Oil Company and Floco, Inc. all of which are wholesale oil companies. He also serves as President of Quick Change, Inc., convenience store chain in south Georgia. Mr. Fletcher is an active member, deacon and gideon of the First Baptist Church in Douglas, and since January 1990, he has served as Chairman of the Job Training Program in the area.

     Pat Williams is Vice President/Commercial and Consumer Lending. Pat graduated from the University of Mississippi with a B.S. degree in Banking and Finance. He brings seven years of banking experience to the position.

     Rose C. Pope is Vice President/Cashier and has been with the Bank since its inception. Formerly, Ms. Pope was with BankSouth, Douglas. She is Past
   President of the Pilot Club of Douglas and an active member of Carver Baptist
   Church.

     Lisa H. Bennett is Assistant Vice President/Mortgage Lending and has been with the Bank since August, 1992. Ms. Bennett brings 14 years of banking experience to the position. She is an active member of the First United
   Methodist Church of Douglas.

     Charlene Hall is Banking Officer with primary responsibilities in the areas of Personnel and Customer Service. She joined the staff of First National in January 1995 and contributes 26 years of banking experience to the management team.

     Unless stated otherwise, each of the above-named persons has been engaged in his or her present occupation for more than the past five years.

     There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.



   ITEM 10.  EXECUTIVE COMPENSATION
   --------------------------------

   Executive Compensation
   ----------------------
     The Company does not separately compensate any of its executive officers.
   The following table sets forth certain information concerning the compensation of the Bank's chief executive officer during fiscal years 1996,
   1995 and 1994.

                                              ANNUAL COMPENSATION
                                ------------------------------------------------
   NAME AND                                                            OHER
   PRINCIPAL                                 SALARY        BOUS        COMP
   POSITION (2)                   YEAR          $           $           $
                               ----------  ----------  ----------  ----------
   Robert L. Cation                  1996 $       -0-         -0-          (1)
   Interim President
     and CEO of FNC
     Bancorp, Inc. and
     First National Bank
     Of Coffee County

   Timothy J. Palmer                 1996 $    71,186         -0-          (1)
     President and                   1995      90,000      13,950          (1)
     CEO of FNC                      1994      79,194      19,000          (1)
     Bancorp, Inc. and
     First National Bank
     Of Coffee County

                                       LONG-TERM COMPENSATION
                     ----------------------------------------------------------
   NAME AND                      RESRICED   SECURIIES                  ALL
   PRINCIPAL                      STOCK      UDERLYIG      LTIP        OHER
   POSITION (2)        YEAR      AWARD $       OPIOS       PAYOU       COMP
                    ---------- ----------  ----------  ----------  ----------
   Robert L. Cation       1996$       -0-         -0-         -0-         -0-
     Interim President
     and CEO of FNC
     Bancorp, Inc. and
     First National Bank
     Of Coffee County

   Timothy J. Palmer      1996        -0-         -0-         -0-         -0-

     President and        1995        -0-     3,642(4)        -0-         -0-
     CEO of FNC           1994        -0-     3,642(4)        -0-         -0-
     Bancorp, Inc. and
     First National Bank
     Of Coffee County

   ----------------------------------------
   (1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses reported for such person.

   (2) None of the four other highest paid executive officers earned more than $100,000 per year.

   (3) Mr. Palmer left the Company on May 19, 1996. His successor will begin employment April 1, 1997.

   (4)   Transferred to other Directors as of December 31, 1996.

     Mr. Timothy J. Palmer, who was a Director, President and Chief Executive Officer of the Company and served as Director, President and Chief Executive Officer of the Bank, executed an employment agreement with the Bank effective December 31, 1994. The employment agreement provided that Mr. Palmer would serve as President, Chief Executive Officer and Director of the Bank.

     In addition, the employment agreement provided for a base salary of $90,000 which may be increased annually at the sole discretion of the Board of Directors. The agreement also provided for bonuses to be paid to Mr. Palmer based upon the achievement by the Bank of specified levels of total assets or profits earned by the Bank. Mr. Palmer would receive a bonus in accordance with the following:

           (1) (Growth Incentive) for each $1 million increase in assets over the preceding fiscal year, Mr. Palmer shall receive a bonus equal to 1.3% of his base salary for the year subject to a maximum of 6.5% of such base salary. For purposes of calculating the growth incentive for 1996, the 1995 asset base shall be deemed to be $40 million. For any increase in assets or portion thereof which is less than $1 million, Mr. Palmer shall receive a bonus pro-rated based upon the bonus per $1 million.

           (2) (Profit Incentive) Mr. Palmer shall receive a bonus equal to the sum of the following as a profit incentive:

                 If the net income for the current year exceeds the net income for the prior fiscal year, then a bonus equal to 2% of Mr. Palmer's base salary, plus for each $6,000 increase in net income over the preceding year's net income, a bonus equal to .7% of his base salary subject to a maximum of 7% of such base salary. For any increase in net income or portion thereof that is less than $6,000, Mr. Palmer shall receive a bonus prorated based upon the bonus for $6,000. In calculating the profit incentive bonus, the reserve for loan losses to gross loans shall equal at least the pro-forma reserves of $1.2% for 1995 and 1.29% for 1996. Thereafter, the actual reserve for loan losses shall be used. In addition and for all years in calculating net income, the gain on the sale of securities (after tax) shall not exceed 20%. Net profit is determined after accrual for all employee and officer bonuses except those payable to Mr. Palmer hereunder and all other accruals including state and federal income taxes.

    Under a previous employment agreement, it was provided that the Company's Board will grant to Mr. Palmer at the end of the first fiscal year an option to purchase up to 1% of the Company's Common Stock outstanding as of the first day the Bank opens for business at the original issue price if, at the end of the first full fiscal year, the Bank's total assets are not less than 125% of the amount estimated in the pro forma statements ($9,003,276.00). At the end of the second and third years, the Board will grant to Mr. Palmer an option to purchase an additional 1% of the Company's stock if the Bank's net profit before tax is not less than 125% of the amount estimated in the pro forma statements. At no time may the aggregate stock options granted to Mr. Palmer under the employment agreement exceed 3% of the Company's Common Stock outstanding as of the first day the Bank opens for business. If Mr. Palmer is not granted the above options by reason of failure to meet the performance requirements, at the end of the Bank's fifth full fiscal year he will be granted any of the above specified options not already granted provided he is still employed by the Bank and the Bank's return on average assets is not less than 1.2% for the fifth fiscal year. As of December 31, 1994, the maximum number of options had been issued representing shares of 10,926. All stock options granted to Mr. Palmer must be exercised within five years after their issuance. As of the date Mr. Palmer terminated his employment, all options outstanding were transferred to the other Directors.

    The employment agreement also provided for hospitalization and major medical insurance coverage for Mr. Palmer and his immediate family; term life insurance; disability insurance; an automobile; membership in a social club suitable for conducting banking business; and reimbursement for expenses incurred on behalf of the Bank.

    In addition, the employment agreement provided that following the termination of his employment with the Bank, Mr. Palmer will not engage in any banking activities in which he was engaged at the time of his employment within Coffee County for a period of one year following termination.

    The following table sets forth certain information concerning each grant of options to purchase the Company's common stock made during the 1996 fiscal year to the persons named in the Summary Compensation Table.

                                        INDIVIDUAL GRANTS
                    --------------------------------------------------------

                           NUMBER OF    % OF TOTAL
                             SHARES       OPTIONS
                           UNDERLYING   GRANTED TO   EXERCISE OR
                            OPTIONS    EMPLOYEES IN  BASE PRICE   EXPIRATION
               NAME       GRANTED (#)   FISCAL YEAR     ($/SH)       DATE
                           ----------   ----------   ----------   ----------
   Robert L. Cation              -0-          -0-           N/A         N/A
   Timothy J. Palmer             -0-          -0-           N/A         N/A

   The following table sets forth certain information regarding the exercise of stock options in the 1996 fiscal year by the person named in the Summary Compensation Table and the value of options held by such person at the end of such fiscal year.

                                             NUMBER OF           VALUE OF
                                             SECURITIES       UNEXERCISED
                                             UNDERLYING      IN-THE-MONEY
                      SHARES                UNEXERCISED           OPTIONS
                      SHARES                 OPTIONS AT                AT
                     ACQUIRED     VALUE     YEAR END (#)      YEAR END ($)(2)
                          O      REALIZED EXERCISABLE (E)/ EXERCISABLE (E)/
          NAME       EXERCISE      (1)   UNEXERCISABLE (U)
                                                         UNEXERCISABLE (U)

   Timothy J. Palmer      -0-       -0-           -0-             -0-
   Robert L. Cation       -0-       -0-       26,561(E)           -0-

   ----------------------------------------
   (1) Values are calculated by subtracting the exercise or base price from the fair market value of the stock as of the exercise date or fiscal year end, as appropriate, which is assumed to be the same price at which the stock was initially sold in 1991, due to the lack of an established trading market.

   (2) Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price to be -0- for the reason stated in (1) above.

   Director Compensation
   ---------------------
     Initially, Directors are reimbursed for expenses in connection with the performance of their duties but receive no directors' fees at the current time.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   ------------------------------------------------------------------------
     The following table presents as of December 31, 1996, certain information regarding the Company's common stock owned by each person who beneficially owns more than 5% of the shares of the Company's common stock.

                            NAME AND           AMOUNT AND
                           ADDRESS OF          NATURE OF
                           BENEFICIAL          BENEFICIAL         PERCENT
   TITLE OF CLASS             OWNER            OWNERSHIP          OF CLASS
   -----------------      -------------       -----------        ---------
   Common                Carl C. Atkinson       25,715 (1)          6.34%
                         Rt. 2, Box 777
                         Broxton, GA  31519
   Common                Robert L. Cation       26,465              6.52
                         1206 Hampton Road
                         Douglas, GA  31533
   Common                William C. Ellis, Jr.  26,714              6.58
                         P. O. Box 270
                         Douglas, GA  31533
   Common                Ralph G. Evans         28,264 (2)          6.97
                         P. O. Box 1264
                         Douglas, GA  31533
   Common                A. Curtis Farrar, Jr.  26,464              6.52
                         308 Dogwood Avenue
                         Douglas, GA  31533
   Common                Norman E. Fletcher     26,014 (3)          6.41
                         401 Shirley Avenue
                         Douglas, GA  31533


     The following table presents as of December 31, 1996, certain information regarding the Company's common stock owned, (1) by each of the Company's directors (2) each of the named executive officers and (3) by all directors and executive officers of the Company as a group.


                            NAME AND           AMOUNT AND
                           ADDRESS OF          NATURE OF
                           BENEFICIAL          BENEFICIAL         PERCENT
   TITLE OF CLASS             OWNER            OWNERSHIP          OF CLASS
   -----------------      -------------       -----------        ---------
   Common                Robert L. Cation        26,465              6.52%
   Common                Milton G. Clements      18,314 (4)          4.51
   Common                William C. Ellis, Jr.   26,714              6.58
   Common                Ralph G. Evans          28,264 (2)          6.97
   Common                A. Curtis Farrar, Jr.   26,464              6.52
   Common                Norman E. Fletcher      26,014 (3)          6.41

   All directors and executive officers
   as a group (10 persons).                     152,490             37.59%



   (1) Includes 12,500 shares held in the name of Malklean B. Atkinson, wife of Carl C. Atkinson.


   (2) Includes 600 shares held in the name of Cady Suzanne Evans, daughter of Ralph G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G.
        Evans, Jr., son of Ralph G. Evans.

   (3)  Includes 200 shares held in the name of CEDE & Company F/B/O Norman E.
        Fletcher IRA and 200 shares held in the name of CEDE & Company F/B/O
        Marvelyne G. Fletcher (wife of Norman E. Fletcher) IRA.

   (4) Includes 1,000 shares held in the name of Laura B. Clements, wife of Milton G. Clements, 1,000 shares held in the name of Milton Bryan
        Clements, son of Milton G. Clements, 1,000 shares held in the name of Steven Griffin Clements, son of Milton G. Clements and 1,000 shares held in the name of William Donovan Clements, son of Milton G. Clements and 1,000 shares held in the name of CEDE & Company F/B/O Milton G.
        Clements IRA.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   --------------------------------------------------------
   Certain of the executive officers, directors and principal shareholders of the Company and the Bank, and affiliates of such persons, may from time-to-
   time be engaged in banking transactions with the Bank.  Any loans or other extensions of credit made by the Bank to such individuals are made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of collectibility or present other unfavorable features.  At
   December 31, 1996, loans to executive officers, directors and principal shareholders and their associates amounted to $159,252.



   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
   ------------------------------------------
   (a)  Documents filed as part of this report:

     1. The following financial statements of the Company are included in Item
        7 of this report:

          Independent Auditor's Report
          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

        All schedules have been omitted as the required information is not applicable.

     3. Exhibits

        The following exhibits are filed as part of or incorporated by reference in this Report.

          Exhibit No.  Documents
          ___________  _________

             3.1 Articles of Incorporation of the Company (Attached as Exhibit 3.1 to the Company's Form S-18, as amended, No. 33-37078)
             3.2 Bylaws of the Company (Attached as Exhibit 3.2 to the Company's Form S-18, as amended, No. 33-37078)
            10.1  Form of Subscription Agreement (Attached as Exhibit
                  10.1 to the Company's Form 10-K filed for the year ended December 31, 1990)
            10.2  Form of Organizer's Warrant (Attached as Exhibit
                  10.2 to the Company's Form S-18, as amended, No. 33-37078)
            21.1  Subsidiaries of the Registrant (Filed Herewith)
            27.1  Financial Data Schedule (Filed Herewith)

   (b)  Reports on Form 8-K

   None.


                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         FNC BANCORP, INC.
                                                           (Registrant)



   Date:  March 31, 1997                     By:  /s/ Robert L. Cation
          __________________                      _______________________________

                                                  Robert L. Cation
                                                  Chairman

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Title                    Date
            _________                      _____                    ____

   /s/ Robert L. Cation              Director               March 31, 1997
   --------------------
       Robert L. Cation

   /s/ Milton G. Clements            Director               March 31, 1997

                                      PAGE 75











   -------------------------
       Milton G. Clements

   /s/ William C. Ellis, Jr.         Director               March 31, 1997
   -------------------------
       William C. Ellis, Jr.

   /s/ Ralph G. Evans                Director               March 31, 1997
   -------------------------
       Ralph G. Evans

   /s/ A. Curtis Farrar, Jr.         Director               March 31, 1997
   -------------------------
       A. Curtis Farrar, Jr.

   /s/ Norman E. Fletcher            Director               March 31, 1997
   -------------------------
       Norman E. Fletcher






































                                   EXHIBIT 21.1

                          SUBSIDIARIES OF THE REGISTRANT
                                 FNC BANCORP, INC.

            NAME OF SUBSIDIARY                       STATE OF INCORPORATION
   -------------------------------------             ----------------------
   First National Bank of Coffee County                     Georgia




























































                                     EXHIBIT 27.1

                               FINANCIAL DATA SCHEDULE
                                  FNC BANCORP, INC.
