Form 10QSB
period 1997-03-31
FNC BANCORP INC
filed 1997-05-15
CIK 868573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

Commission file number 33-37078

                                FNC BANCORP, INC.
                                FNC BANCORP, INC.
                      (Exact name of Small Business Issuer
                          as specified in its charter)

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
The number of shares outstanding of the Issuer's class of common stock at March 31, 1997 was 405,710 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                              -----  -----

                                FNC BANCORP, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE








                                                                            ----
                         Part I - Financial Information

Item 1.  Financial Statements

            Consolidated Balance Sheets - March 31, 1997
             (Unaudited) and December 31, 1996  . . . . . . . . . . . . . . . 3

            Consolidated Statements of Income (Unaudited) - Three
             Month Periods Ended March 31, 1997 and 1996  . . . . . . . . . . 4

            Consolidated Statements of Stockholders' Equity (Unaudited) -
             Three Month Periods Ended March 31, 1997 and 1996  . . . . . . . 5

            Consolidated Statements of Cash Flows (Unaudited) - Three
             Month Periods Ended March 31, 1997 and 1996  . . . . . . . . . . 6

            Notes to Consolidated Financial Statements  . . . . . . . . . . . 7

Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . . 8

Part II - Other Information

            Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . 13
            Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . 13
            Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . 13
            Item 4.  Submission of Matters to A Vote
                      of Security Holders . . . . . . . . . . . . . . . . . . 13
            Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . 13
            Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 13

Signatures            . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                              ASSETS
                                                              ------
                                                                                                   MARCH 31,        DECEMBER 31,
                                                                                                     1997               1996
                                                                                                 -----------       ------------
                                                                                                  (UNAUDITED)
Cash and Cash Equivalents:
   Cash and due from banks                                                                        $ 4,448,564          4,896,285
   Interest-bearing deposits in banks                                                                  13,094             21,337
   Federal funds sold                                                                               5,093,000          7,249,000
                                                                                                  -----------       ------------
      Total Cash and Cash Equivalents                                                               9,554,658         12,166,622
Investment securities (Fair value of $7,814,163 in 1997
   and $7,829,126 in 1996)                                                                          7,814,163          7,829,126
Loans, net of allowance for loan losses and
   unearned interest                                                                               23,331,743         25,825,258
Bank premises and equipment                                                                         1,709,260          1,682,081
Accrued interest receivable                                                                           508,408            757,467
Property acquired in settlement of loans                                                               63,000             68,400
Other assets                                                                                          874,443            790,072
                                                                                                  -----------       ------------
     Total Assets                                                                                 $43,855,675         49,119,026
                                                                                                  ===========       ============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
Deposits:
   Demand                                                                                         $ 7,837,138          9,409,021
   NOW accounts                                                                                     6,011,261          7,253,382
   Savings                                                                                          1,769,785          1,778,551
   Time, $100,000 and over                                                                          4,951,058          5,381,660
   Other time                                                                                      17,868,969         18,721,987
                                                                                                  -----------       ------------
     Total Deposits                                                                                38,438,211         42,544,601

Notes payable to directors                                                                            500,000            500,000
Advances from Federal Home Loan Bank                                                                1,485,000          2,485,000
Accrued interest                                                                                      437,685            546,773
Other liabilities                                                                                      56,814            109,080
                                                                                                  -----------       ------------
     Total Liabilities                                                                             40,917,710         46,185,454
                                                                                                  -----------       ------------
Stockholders' Equity:
   Preferred stock, 10,000,000 shares authorized,
     no shares issued                                                                                     -0-                -0-
   Common stock, $1 par value, 10,000,000
     shares authorized, 405,710 shares
     issued and outstanding                                                                           405,710            405,710
   Additional paid in capital                                                                       3,610,541          3,610,541
   Retained earnings (deficit)                                                                     (1,052,599)        (1,084,329)
   Unrealized gains (losses) on available-for-sale
     securities, net of applicable deferred income taxes                                              (25,687)             1,650
                                                                                                  -----------       ------------
     Total Stockholders' Equity                                                                     2,937,965          2,933,572
                                                                                                  -----------       ------------
     Total Liabilities and Stockholders' Equity                                                   $43,855,675         49,119,026
                                                                                                  ===========       ============

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                             1997                1996
                                                          ----------          ----------
Interest Income:
   Interest and fees on loans                              $  596,095             820,873
   Interest on investment securities:
     Taxable                                                  121,288              66,608
   Interest on federal funds sold                              57,746              50,776
   Interest on deposits in banks                                  140               3,972

                                                           ----------          ----------
       Total                                                  775,269             942,229
                                                           ----------          ----------
Interest Expense:
   Interest on deposits                                       389,719             466,659
   Interest on notes payable to Directors                       9,375                 -0-
   Interest on advances from Federal Home Loan Bank            25,317              28,883
                                                           ----------          ----------
                                                              424,411             495,542
                                                           ----------          ----------
Net Interest Income                                           350,858             446,687

Provision For Loan Losses                                      30,450             173,130
                                                           ----------          ----------
Net Interest Income After Provision For
   Loan Losses                                                320,408             273,557
                                                           ----------          ----------
Other Income:
   Service charges on deposit accounts                         81,758              87,511
   Insurance commissions                                        1,165               4,027
   Fees on mortgage loans originated for sale                   4,234               4,329
   Gain (loss) on sale of securities                              128                 -0-
   Other Income                                                24,395              22,362
                                                           ----------          ----------
       Total                                                  111,680             118,229
                                                           ----------          ----------
Other Expenses:
   Salaries                                                   123,904             152,489
   Other personnel expenses                                    72,347              35,486
   Occupancy expense of bank premises                          20,875              26,762
   Furniture and equipment expense                             30,316              23,563
   Federal deposit insurance                                      753               1,000
   Advertising                                                  7,931               7,585
   Data processing                                             15,535              17,630
   Printing and office supplies                                13,713              12,993
   Amortization                                                   -0-               5,592
   Other operating expenses                                   101,471              78,630
                                                           ----------          ----------
       Total                                                  386,845             361,730
                                                           ----------          ----------
Income Before Taxes                                            45,243              30,056

Income Taxes                                                   13,513               9,640
                                                           ----------          ----------
Net Income                                                 $   31,730              20,416
                                                           ==========          ==========
Earnings Per Common and Common Equivalent Share            $      .08                 .05
                                                           ==========          ==========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                            ------------------------------------------
                                                                                                       UNREALIZED
                                                                                                     GAINS (LOSSES)
                                                                                                           ON
                                                                                                       AVAILABLE-
                                                                                                        FOR-SALE
                                                                                                       SECURITIES,
                                                                                                         NET OF
                                                                                                       APPLICABLE
                                                 COMMON STOCK            ADDITIONAL      RETAINED       DEFERRED
                                           NUMBER OF          PAR          PAID IN       EARNINGS        INCOME
                                            SHARES           VALUE         CAPITAL       (DEFICIT)        TAXES         TOTAL
                                          ----------      ----------     ----------     ----------     ----------    ----------
Balance, December 31, 1995                    405,710    $   405,710      3,610,541         62,003           (867)     4,077,387

Net Income                                        -0-            -0-            -0-         20,416            -0-         20,416

Change in unrealized
  gains/losses on
  available-for-sale
  securities, net of
  applicable deferred
  income taxes                                    -0-            -0-            -0-            -0-         (3,204)        (3,204)
                                          -----------     ----------     ----------     ----------     ----------     ----------
Balance, March 31, 1996 (Unaudited)           405,710     $  405,710      3,610,541         82,419         (4,071)     4,094,599
                                          ===========     ==========    ===========    ===========    ===========     ==========

Balance, December 31, 1996                    405,710    $   405,710      3,610,541     (1,084,329)         1,650      2,933,572

Net Income                                        -0-            -0-            -0-         31,730            -0-         31,730

Change in unrealized
  gains/losses on
  available-for-sale
  securities, net of
  applicable deferred
  income taxes                                    -0-            -0-            -0-            -0-        (27,337)       (27,337)
                                          -----------     ----------     ----------     ----------     ----------     ----------
Balance, March 31, 1997 (Unaudited)           405,710     $  405,710      3,610,541     (1,052,599)       (25,687)     2,937,965
                                           ==========     ==========     ==========     ==========     ==========     ==========

                                                 FNC BANCORP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                       -----------------------
                                                                                                       1997               1996
                                                                                                    ----------         ----------
Cash Flows From Operating Activities:
   Net Income                                                                                      $    31,730             20,416
   Adjustments to reconcile net income or loss to net cash
     provided by operating activities:
     Depreciation                                                                                       32,349             26,318
     Amortization                                                                                          -0-              5,592
     Deferred income taxes (benefit)                                                                    13,513                -0-
     (Gain) Loss on sale of securities                                                                    (128)               -0-
     Provision for loan losses                                                                          30,450            173,130
     Securities (accretion) amortization                                                                (4,215)           (22,727)

   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable                                                249,059            (55,155)
     Increase (Decrease) in accrued interest payable                                                  (109,088)           (60,631)
     (Increase) Decrease in other assets                                                               (83,802)           (54,722)
     Increase (Decrease) in other liabilities                                                          (52,266)             2,772
     Increase (Decrease) in income taxes payable                                                           -0-            (46,554)
                                                                                                   -----------        -----------
   Net cash provided (used) by operating activities                                                    107,602            (11,561)
                                                                                                   -----------        -----------
Cash Flows From Investing Activities:
   Capital expenditures                                                                                (59,528)            (4,391)
   Net (increase) decrease in loans                                                                  2,468,465         (1,676,297)
   Proceeds from maturity of available-for-sale
     securities                                                                                      1,500,000          2,910,000
   Purchase of available-for-sale securities                                                        (1,522,113)        (2,190,940)
   Payments received on mortgage-backed securities                                                         -0-             18,903
                                                                                                   -----------        -----------
   Net cash provided (used) by investing activities                                                  2,386,824           (942,725)
                                                                                                   -----------        -----------
Cash Flows From Financing Activities:
   Increase (Decrease) in time deposits                                                             (1,283,620)           676,655
   Increase (Decrease) in other deposits                                                            (2,822,770)        (4,151,988)
   Proceeds of advances from Federal Home Loan Bank                                                        -0-          2,000,000
   Repayment of advances from Federal Home Loan Bank                                                (1,000,000)               -0-
                                                                                                   -----------        -----------
   Net cash provided (used) by financing activities                                                 (5,106,390)        (1,475,333)
                                                                                                   -----------        -----------
Net increase (decrease) in cash and cash equivalents                                                (2,611,964)        (2,429,619)

Cash and Cash Equivalents at Beginning of Year                                                      12,166,622         11,254,011
                                                                                                   -----------        -----------
Cash and Cash Equivalents at End of Year                                                           $ 9,554,658          8,824,392
                                                                                                   ===========        ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash paid during the year for:
   Interest                                                                                        $   533,499            556,173
                                                                                                   ===========        ===========
   Income taxes                                                                                    $       -0-             55,195
                                                                                                   ===========        ===========
Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------
Total increase (decrease) in unrealized losses on
   securities available-for-sale                                                                   $    41,419              4,855
                                                                                                   ===========        ===========

                        FNC BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to stockholders for the year ended December 31, 1996.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Results of Operations
---------------------
The Company, including the operations of its subsidiary, reported a consolidated net income of $31,730 for the three months ended March 31, 1997 compared to
$20,416 for the three months ended March 31, 1996.  Net interest income after provision for loan losses was $320,408 and $273,557 for the three months ended
March 31, 1997 and 1996, respectively.  The provision for loan losses was
$30,450 and $173,130 for the three months ended March 31, 1997 and 1996, respectively.  Non-interest income totalled $111,680 and $118,229 for the three months ended March 31, 1997 and 1996, respectively.  Noninterest expenses totalled $386,845 and $361,730 for the three months ended March 31, 1997 and
1996, respectively.

The following table summarizes the results of operations of the Company for the three month periods ended March 31, 1997 and 1996.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
                                                            (IN THOUSANDS)
            Interest income                           $      775          942
            Interest expense                                (424)        (495)
                                                      ----------   ----------
            Net interest income                              351          447
            Provision for loan losses                        (30)        (173)
            Noninterest income                               112          118
            Noninterest expense                             (387)        (362)
                                                      ----------   ----------
            Income before taxes                               46           30
            Income taxes                                     (14)         (10)
                                                      ----------   ----------
            Net income                                $       32           20
                                                      ==========   ==========

Interest Income
---------------
Total interest income decreased approximately $167,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

This decrease was the combined effect of a decrease in the average loan portfolio balance from approximately $32.7 million for the three months ended March 31, 1996 to approximately $25.9 million for the three months ended March 31, 1997 and a decrease in the average rate earned on the loan portfolio from

10.05% for the three months ended March 31, 1996 to 9.21% for the three months ended March 31, 1997. The effect of these two changes decreased the interest income earned on the loan portfolio from approximately $821,000 for the three months ended March 31, 1996 to approximately $596,000 for the three months ended March 31, 1997, a decrease of $225,000. The rate reduction is reflective of approximately $1.7 million of loans being on non-accrual.

Interest earned on taxable investment securities increased from approximately $67,000 for the three months ended March 31, 1996 to approximately $121,000 for the three months ended March 31, 1997, an increase of $54,000. This increase was the combined effect of an increase in the average taxable investment portfolio balance from approximately $4.8 million for the three months ended March 31, 1996 to approximately $7.8 million for the three months ended March 31, 1997 and an increase in the average rate earned on the taxable investment securities portfolio from 5.51% for the three months ended March 31, 1996 to 6.2% for the three months ended March 31, 1997.

Interest earned on interest-bearing deposits in banks decreased from approximately $4,000 for the three months ended March 31, 1996 to approximately $140 for the three months ended March 31, 1997, a decrease of $3,860. The average balance of interest bearing deposits during the period was approximately $17,000 at an average rate of 3.25%.

Interest earned on federal funds sold increased from approximately $51,000 for the three months ended March 31, 1996 to approximately $58,000 for the three months ended March 31, 1997, an increase of $7,000. This increase was the net effect of an increase in the average federal funds sold balance from approximately $3.9 million for the three months ended March 31, 1996 to approximately $6.2 million for the three months ended March 31, 1997 and a decrease in the rate earned on the federal funds sold from 5.25% for the three months ended March 31, 1996 to 3.74% for the three months ended March 31, 1997.


Interest Expense
----------------
Total interest expense decreased approximately $71,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

This decrease was the combined effect of a decrease in the average balance of interest-bearing deposits from approximately $35.2 million for the three months ended March 31, 1996 to approximately $31.9 million for the three months ended March 31, 1997 and a decrease in the average rate paid on interest-bearing deposits from 5.29% for the three months ended March 31, 1996 to 4.89% for the three months ended March 31, 1997. The effect of these two changes decreased the interest expense on interest-bearing deposits from approximately $467,000 for the three months ended March 31, 1996 to approximately $390,000 for the three months ended March 31, 1997, a decrease of $77,000.

Interest expense on advances from the Federal Home Loan Bank decreased from approximately $29,000 for the three months ended March 31, 1996 to approximately $25,000 for the three months ended March 31, 1997, a decrease of $4,000. This decrease was the effect of a decrease in the rate paid on advances from 5.69% for the three months ended March 31, 1996 to 5.10% for the three months ended March 31, 1997. The average balance was unchanged at approximately $2.0 million.

The Company also had interest expense during the three months ended March 31, 1997 of approximately $9,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of approximately 7.5%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income
------------------
The following table presents the principal components of noninterest income for the three month periods ended March 31, 1997 and 1996.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
                                                             (IN THOUSANDS)
            Service charges on deposit accounts       $       82             88
            Insurance commissions                              1              4
            Fees on mortgage loans originated for sale         4              4
            Other income                                      25             22
                                                      ----------     ----------
             Total noninterest income                 $      112            118
                                                      ==========     ==========

Service charges on deposit accounts for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, decreased approximately $6,000. This decrease was related primarily to a decrease in NSF fees and transaction deposit account activity due to a reduction in deposits. Insurance commissions for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, decreased approximately $3,000. All other income totalled approximately $29,000 and $26,000 for the three months ended March 31, 1997 and 1996, respectively

Noninterest Expenses
--------------------
The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1997 and 1996.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
                                                             (IN THOUSANDS)
            Salaries                                  $      124            152
            Other personnel expenses                          72             35
            Occupancy expense of bank premises                21             27
            Furniture and equipment expense                   30             24
            Federal deposit insurance                          1              1
            Advertising                                        8              8
            Data processing                                   16             18
            Printing and office supplies                      14             13
            Amortization                                     -0-              6
            Other operating expenses                         101             78
                                                      ----------     ----------

             Total noninterest expenses               $      387            362
                                                      ==========     ==========


Noninterest expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, increased approximately $25,000 or 6.9%. Compensation and other personnel expenses increased approximately $9,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase reflects increases in the number of employees, in wage levels and in the cost of employee benefits. All other expenses increased approximately $16,000 or 9.1% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended March 31, 1997 was approximately $30,000 compared to approximately $173,000 for the three months ended March 31, 1996. The balance of the allowance for loan losses was approximately $1,089,000 (approximately 4.5% of outstanding loans) at March 31, 1997 and approximately $395,000 (approximately 1.2% of outstanding loans) at March 31, 1996. Actual loan charge-offs net of recoveries were approximately $461,000 for the three months ended March 31, 1997 and approximately $164,000 for the three months ended March 31, 1996. Non-accrual loans were approximately $1,650,000 at March 31, 1997 and $228,000 at March 31, 1996. Loans ninety days or more past due and still accruing amounted to approximately $5,000 at March 31, 1997 and $-0- at March 31, 1996. In determining an adequate level of loan loss reserves, such loans were included in such consideration.

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

Income Taxes
------------
The provision for income taxes reflected an effective rate of 30.0% for the three months ended March 31, 1997 and 32.1% for the three months ended March 31, 1996.

Financial Condition
-------------------
The Company, including its subsidiary bank, reported consolidated total assets of approximately $43.9 million at March 31, 1997 and approximately $49.1 million at December 31, 1996 representing a decrease of approximately $5.2 million. During the three months ended March 31, 1997, cash and due from banks decreased approximately $.5 million, federal funds sold decreased approximately $2.2 million, loans decreased approximately $2.5 million providing $5.2 million of funds available which were used to reduce deposits by approximately $4.1 million, reduce advances from Federal Home Loan Bank by $1.0 million and fund capital expenditures of approximately $.1 million.

The reduction in total assets of approximately $5.2 million during the three months ended March 31, 1997, included the reduction in loans of approximately $2.5 million. The reduction in loans was due to the charge-off of approximately $.5 million during the three months ended March 31, 1997 and the overall reduction in the loan portfolio resulting from payments and the strengthening of underwriting standards and procedures commenced in 1996. Approximately mid-year 1996, an internal loan review was performed by the new senior lending officer which concluded that the underwriting procedures were inadequate. For the year ended December 31, 1996, the Bank had loan charge-off's of approximately $1.4 million, many due to bankruptcies. Additionally, the reduction in assets was for the purpose of managing the capital requirements of the Bank for which the Company increased the capital by $1 million during the year ended December 31, 1996.

The Company continues its on-going loan review procedures, continues to operate under its more stringent underwriting standards and has hired a new bank President.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March 31, 1997, a comparison of the minimum required and actual capital ratios are as follows:

                                                                 TO BE WELL
                                                                 CAPITALIZED
                                                                    UNDER
                                                                   PROMPT
                                                                 CORRECTIVE
                                               FOR CAPITAL         ACTION
                                ACTUAL      ADEQUACY PURPOSES    PROVISIONS
                           ----------------  ---------------- ----------------
                             AMOUNT   RATIO   AMOUNT    RATIO   AMOUNT   RATIO
                           ---------- ----- ----------  ----- ---------- -----
As of March 31, 1997
     Total Capital
        (to Risk Weighted
        Assets)                $3,516  13.3%     2,115   8.0%      2,644  10.0%
     Tier I Capital
        (to Risk Weighted
        Assets)                 3,117  12.0%     1,059   4.0%      1,589   6.0%
     Tier I Capital
        (to Average Assets)     3,117   7.3%     1,741   4.0%      2,176   5.0%

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

The Bank's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Bank's investments. The Bank may also utilize its cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 1997, the Company's cash and due from banks were approximately $4.3 million in excess of its reserve requirement and its federal funds sold were approximately $5.1 million. All of the above can be converted to cash on short notice. The sale of investments which had a market value of approximately $7.8 million at March 31, 1997 can also be used to meet liquidity requirements to the extent the investments are not pledged. At March 31, 1997, the market value of pledged securities was $3.8 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had advances outstanding of $1,485,000 at March 31, 1997, at an average rate of 5.55%.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

Item 5.  Other Information
--------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(A)         Exhibits:

               Exhibit No.
               -----------
               27.1                              Financial Data Schedule

(B)         Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FNC BANCORP, INC.
                                          --------------------------------------
                                                       (Registrant)


Date: May 15, 1997                        By:  BOB CATION
---------------------------------         ------------------------------------
                                               Bob Cation
                                               Chairman