Form 10QSB
period 1997-06-30
FNC BANCORP INC
filed 1997-08-15
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at June 30, 1997 was 405,710 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes          No   X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1997
            (Unauditied) and December 31, 1996 ............................................3

         Consolidated Statements of Income (Unaudited) - Six
            Month Periods Ended June 30, 1997 and 1996 ....................................4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Six Month Periods Ended June 30, 1997 and 1996 ................................5

         Consolidated Statements of Cash Flows (Unaudited) - Six
            Month Periods Ended June 30, 1997 and 1996 ....................................6

         Notes to Consolidated Financial Statements .......................................7

   Item 2.  Management's Discussion and Analysis or Plan of Operation .....................8

Part II - Other Information

   Item 1.  Legal Proceedings ............................................................13
   Item 2.  Changes in Securities ........................................................13
   Item 3.  Defaults Upon Senior Securities ..............................................13
   Item 4.  Submission of Matters to a Vote
              of Security Holders ........................................................13
   Item 5.  Other Information ............................................................13
   Item 6.  Exhibits and Reports on Form 8-K .............................................13

Signatures ...............................................................................13









                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                                                          JUNE 30,       DECEMBER 31,
                                                                            1997             1996
                  Assets                                                (UNAUDITED)
Cash and due from banks ...............................................$   2,612,553    $   4,917,622
Federal funds sold ....................................................      523,000        7,249,000
Securities available-for-sale .........................................   10,612,457        7,829,126

Loans .................................................................   26,364,052       27,345,643
Less allowance for loan losses ........................................    1,129,767        1,520,385
                                                                       -------------     ------------
         Loans, net ...................................................   25,234,285       25,825,258

Premises and equipment ................................................    1,689,242        1,682,081
Other assets ..........................................................    1,330,114        1,615,939
                                                                       -------------    -------------

         Total assets .................................................$  42,001,651    $  49,119,026
                                                                       =============    =============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand .......................................$   7,839,974    $   9,409,021
     Interest-bearing demand ..........................................    5,369,122        7,253,382
     Savings ..........................................................    1,688,700        1,778,551
     Time, $100,000 and over ..........................................    5,121,569        5,381,660
     Other time .......................................................   16,793,879       18,721,987
                                                                       -------------    -------------
         Total deposits ...............................................   36,813,244       42,544,601

Notes payable to directors ............................................      500,000          500,000
Advances from Federal Home Loan Bank ..................................    1,080,000        2,485,000
Other .................................................................      565,159          655,853
                                                                       -------------    -------------

         Total liabilities ............................................   38,958,403       46,185,454
                                                                       -------------    -------------

Commitments and contingent liabilities

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 405,710 shares issued and
         Outstanding ..................................................      405,710          405,710
     Capital surplus ..................................................    3,610,541        3,610,541
     Retained deficit .................................................     (979,694)      (1,084,329)
     Unrealized gains on available-for-sale securities,
         Net of applicable deferred income taxes ......................        6,691            1,650
                                                                       -------------     ------------

         Total stockholders' equity ...................................    3,043,248        2,933,572
                                                                       -------------     ------------
         Total liabilities and stockholders equity ....................$  42,001,651     $ 49,119,026
                                                                       =============     ============




                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30,                           JUNE 30,
                                          1997              1996              1997           1996
                                       ---------         ---------         ----------     ----------
Interest income
     Loans ............................$ 596,590         $ 827,146         $1,192,685     $1,654,103
     Taxable securities ...............  149,466            70,134            270,754        136,742
     Federal funds sold ...............   56,895            74,851            114,781        129,599
                                       ---------         ---------         ----------     ----------
         Total interest income ........  802,951           972,131          1,578,220      1,920,444

Interest expense
     Deposits .........................  377,412           458,059            767,131        924,718
     Federal funds purchased ..........      521                 0                521              0
     Advances from FHLB ...............   19,086            35,769             44,403         64,652
     Stockholder loan .................    9,416                 0             18,791              0
                                       ---------         ---------         ----------     ----------
         Total interest expense .......  406,435           493,828            830,846        989,370

         Net interest income ..........  396,516           478,303            747,374        931,074
Provision for loan losses .............        0         1,171,185             30,450      1,344,315
                                       ---------         ---------         ----------      ---------
         Net interest income after
            provision for loan losses .  396,516          (692,882)           716,924       (413,241)

Other income
     Service charges on
        deposit accounts ..............   77,774            94,206            159,532        179,660
     Mortgage origination income ......    1,858             5,263              6,092          9,592
     Gain (loss) on sale of securities         0                 0                128              0
     Other operating income ...........   26,935            20,731             52,495         43,093
                                       ---------         --------           ---------       --------
         Total other income ...........  106,567          120,200             218,247        232,345

Other expenses
     Salaries and employee benefits ...  190,231          246,417             386,482        434,392
     Equipment expenses ...............   34,252           24,613              64,568         48,176
     Occupancy expenses ...............   24,395           25,979              45,270         52,741
     Advertising ......................   11,620            7,763              19,551         15,348
     Data Processing ..................   14,783           15,326              30,318         32,956
     Printing and office supplies .....   10,979           20,163              24,692         33,156
     Amortization .....................        0            5,592                   0         11,184
     Other operating income ...........  101,447           82,424             203,671        162,054
                                       ---------        ---------          ----------      ---------
         Total other expenses .........  387,707          428,277             774,552        790,007

        Income (loss) before income
         taxes (benefits) .............  115,376       (1,000,959)            160,619       (970,903)

Income tax expense (benefit) ..........   42,471         (338,929)             55,984       (329,289)
                                       ---------       -----------         ----------      ---------

         Net income (loss) ............$  72,905      $  (662,030)         $  104,635      $(641,614)
                                       =========      ===========          ==========      =========

Earnings (loss) per common and common
         equivalent share .............     0.18            (1.42)               0.26          (1.37)
                                       =========      ===========          ==========       ========



                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                 UNREALIZED
                                                                                  LOSSES ON
                                                                                 SECURITIES
                  COMMON STOCK      ADDITIONAL                      RETAINED      AVAILABLE-
                    NUMBER OF           PAR         PAID IN         EARNINGS      FOR-SALE
                      SHARES           VALUE        CAPITAL        (DEFICIT)     NET OF TAX        TOTAL
Balance,
December 31, 1995 ...$ 405,710      $ 405,710      $3,610,541     $    62,003   $     (867)      $4,077,387

Net income (loss) ...        0              0               0        (641,614)           0         (641,614)

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .......        0              0               0               0      (15,670)         (15,670)
                     ---------      ---------      ----------     -----------   ----------       ----------
Balance,
June 30, 1996
(unaudited) .........$ 405,710      $ 405,710      $3,610,541     $  (579,611)  $  (16,537)      $3,420,103
                     =========      =========      ==========     ===========   ==========       ==========

Balance,
December 31, 1996 ...$ 405,710      $ 405,710      $3,610,541     $(1,084,329)  $    1,650       $2,933,572

Net income (loss) ...        0              0               0         104,635            0          104,635

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .......        0              0               0               0        5,041            5,041
                     ---------      ---------      ----------     -----------   ----------       ----------

Balance,
June 30, 1997
(unaudited) .........$ 405,710      $ 405,710      $3,610,541     $  (979,694)  $    6,691       $3,043,248
                     =========      =========      ==========     ===========   ==========       ==========

















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             1997             1996
Cash Flows From Operating Activities:
   Net Income (Loss) ....................................................$    104,635     $  (641,614)
   Adjustments to reconcile net income or loss to net cash
     provided by operating activities:
     Depreciation .......................................................      66,765          50,171
     Amortization .......................................................           0          11,184
     Deferred income taxes (benefit) ....................................      66,184        (330,008)
     Provision for loan losses ..........................................      30,450       1,344,315
     Securities (accretion) amortization ................................      (8,881)        (25,171)
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable .................     222,667        (120,172)
      Increase (Decrease) in accrued interest payable ...................    (148,055)       (105,573)
     (Increase) Decrease in other assets ................................    (124,457)       (105,166)
     Increase (Decrease) in other liabilities ...........................      (8,823)         46,420
     (Increase) Decrease in income taxes receivable .....................      187,615              0
     Increase (Decrease) in income taxes payable ........................            0        (55,195)
                                                                         -------------     ----------
   Net cash provided (used) by operating activities .....................      388,100         69,191
                                                                         -------------     ----------

Cash Flows From Investing Activities:
     Capital expenditures ...............................................      (73,926)       (20,819)
     Net (increase) decrease in loans ...................................      560,523       (528,645)
     Proceeds from maturity of available-for-sale securities ............    1,750,000      3,490,000
     Purchase of available-for-sale securities ..........................   (4,542,848)    (3,185,792)
     Payments received on mortgage-backed securities ....................       23,439         37,003
                                                                         -------------     ----------
   Net cash provided (used) by operating activities .....................   (2,282,812)      (208,253)
                                                                         -------------     ----------

Cash Flows From Investing Activities:
     Increase (Decrease) in time deposits ...............................   (2,188,199)        (19,011)
     Increase (Decrease) in other deposits ..............................   (3,543,158)     (3,252,566)
     Proceeds from advances from Federal Home Loan Bank .................            0       2,000,000
     Repayment of advances from Federal Home Loan Bank ..................   (1,405,000)        (55,000)
                                                                          ------------      ----------
   Net cash provided (used) by financing activities .....................   (7,136,357)     (1,326,577)
                                                                          ------------      ----------

Net increase (decrease) in cash and cash equivalents ....................   (9,031,069)     (1,465,639)

Cash and Cash Equivalents at Beginning of Year ..........................   12,166,622       11,254,011
                                                                          ------------      -----------

Cash and Cash Equivalents at End of Year ................................ $  3,135,553      $ 9,788,372
                                                                          ============      ===========

Supplemental Disclosures of Cash Flow Information Cash paid (received)during the year for:
   Interest .............................................................      978,901        1,094,943

   Income taxes .........................................................     (187,615)          99,435

Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
   Securities available-for-sale ........................................        7,638           23,742





                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results  that may be expected for the year ending  December  31,  1997.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes there to included in the Company's  annual report to stockholders  for the year ended December 31, 1996.









Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $104,635 for the six months ended June 30, 1997 compared to ($641,614) loss for the six months ended June 30, 1996. Net interest income after provision for loan losses was $716,924 and ($413,241) for the six months ended June 30, 1997 and 1996, respectively. The provision for loan losses was $30,450 and $1,344,315 for the six months ended June 30, 1997 and 1996, respectively. Non-interest income totaled $218,247 and $232,345 for the six months ended June 30, 1997 and 1996, respectively. Non-interest expenses totaled
$774,552 and $790,007 for the six months ended June 30, 1997 and 1996, respectively.

The following table  summarizes the results of operations of the Company for the six month periods ended June 30, 1997 and 1996.
                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                    1997             1996
                                                        (IN THOUSANDS)
Interest income ................................ $   1,578        $   1,920
Interest expense ...............................      (831)            (989)
                                                 ---------        ---------
Net interest income ............................       747              931
Provision for loan losses ......................       (30)          (1,344)
Noninterest income .............................       218              232
Noninterest expense ............................      (775)            (790)
                                                 ---------        ---------
Income (loss) before taxes .....................       161             (971)
Income (taxes) benefit .........................       (56)             329
                                                 ---------        ---------
Net income (loss) .............................. $     105        $    (641)
                                                 =========        =========

Interest Income

Total interest income decreased  approximately $342,000 for the six months ended
June 30, 1997 compared to the six months ended June 30, 1996.

This decrease was from the effect of a decrease in the average loan portfolio balance from approximately $32.5 million for the six months ended June 30, 1996 to approximately $25.3 million for the six months ended June 30, 1997. The effect of this change decreased the interest income earned on the loan portfolio from approximately $1,654,000 for the six months ended June 30, 1996 to approximately $1,193,000 for the six months ended June 30, 1997, a decrease of $461,000. Interest income on the loan portfolio decreased from approximately
$827,000 for the quarter ended June 30, 1996 to approximately $597,000 for the quarter ended June 30, 1997, a decrease of $230,000.

Interest earned on taxable  investment  securities  increased from approximately
$137,000 for the six months ended June 30, 1996 to approximately $271,000 for the six months ended June 30, 1997, an increase of $134,000. This increase was the combined effect of an increase in the average taxable investment portfolio balance from approximately $4.8 million for the six months ended June 30, 1996 to approximately $8.8 million for the six months ended June 30, 1997 and an increase in the average rate earned on the taxable investment securities portfolio from 5.64% for the six months ended June 30, 1996 to 6.14% for the six months ended June 30, 1997. Interest income on the taxable investment portfolio increased from approximately $70,000 for the quarter ended June 30, 1996 to approximately $149,000 for the quarter ended June 30, 1997, an increase of $79,000.


Interest earned on federal funds sold decreased from approximately  $130,000 for the six months ended June 30, 1996 to approximately  $115,000 for the six months ended June 30, 1997, a decrease of $15,000.  This decrease was the net effect of a decrease in the average  federal  funds sold balance from  approximately  $5.2 million for the six months ended June 30, 1996 to approximately $4.2 million for the six months  ended June 30,  1997 and an  increase  in the rate earned on the federal  funds  sold  from  4.80%  for the six  months  ended  June 30,  1996 to approximately  5.46% for the six months ended June 30, 1997.  Interest income on federal funds sold  decreased from  approximately  $75,000 for the quarter ended
June 30, 1996 to  approximately  $57,000 for the quarter  ended June 30, 1997, a decrease of $18,000.

Interest Expense

Total interest expense decreased approximately $158,000 for the six months ended
June 30, 1997 compared to the six months ended June 30, 1996. This decrease is attributed to the factors explained in the folllowing information.

This decrease was the combined effect of a decrease in the average balance of interest-bearing deposits from approximately $35.3 million for the six months ended June 30, 1996 to approximately $30.8 for the six months ended June 30, 1997 and a decrease in the average rate paid on interest-bearing deposits from 5.24% for the six months ended June 30, 1996 to 4.98% for the six months ended
June 30, 1997. Interest expense on interest-bearing deposits decreased from approximately $458,000 for the quarter ended June 30, 1996 to approximately
$377,000 for the quarter ended June 30, 1997, a decrease of $81,000.

At June 30, 1997, that Bank had outstanding  advances from the Federal Home Loan
Bank of $1,080,000 at an average rate of 5.52%.  Interest  expense  incurred for
the  six  months  ended  June  30,  1997  totaled   approximately   $44,000  and
approximately $65,000 for the six months ended June 30, 1996.

The Company also had interest expense during the six months ended June 30, 1997 of approximately $19,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of 7.5%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal  components of noninterest income for the three and six month periods ended June 30, 1997 and 1996.
                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                               1997              1996              1997             1996
                                            ---------         ---------         --------         -------
Service charges on deposit accounts ........$     78          $      92         $    159         $   180
Mortgage origination income ................       2                  6                6               9
Other operating income .....................      27                 22               53              43
                                            --------          ---------         --------         -------
         Total noninterest income ..........$    107          $     120         $    218         $   232
                                            ========          =========         ========         =======

Service charges on deposit accounts for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, decreased approximately $14,000.
This decrease was related primarily to a decrease in NSF fees and transaction deposit account activity. All other income totaled approximately $53,000 and $43,000 for the six months ended June 30, 1997 and 1996, respectively.



Noninterest Expenses

The following  table presents the principal  components of noninterest  expenses for the three and six month periods ended June 30, 1997 and 1996.
                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                             1997           1996           1997           1996
                                            ------         ------         ------         ------
Salaries and employee benefits .............$  190         $  246         $  386         $  435
Equipment expenses .........................    34             25             65             48
Occupancy expenses .........................    24             26             45             53
Advertising ................................    12              8             20             15
Data processing ............................    15             15             30             33
Printing and office supplies ...............    11             20             25             33
Amortization ...............................     0              6              0             11
Other operating expenses ...................   102             82            204            162
                                            ------        -------         ------         ------

         Total noninterest expense .........$  388        $   428         $  775         $  790
                                            ======        =======         ======         ======

Noninterest expenses for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, decreased approximately $15,000. Salaries and employee benefits decreased approximately $49,000 for the six months ended June
30, 1997 as compared to the six months ended June 30,1996. This decrease reflects decreases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately $42,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.
This increase is primarily attributable to an increase in auditing expenses associated with loan review, which accounted for $29,000 of the increase.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 1997 was approximately $30,000 compared to approximately $1,344,000 for the six months ended June 30, 1996. The balance of the allowance for loan losses was approximately $1,130,000 (approximately 4.3% of outstanding loans) at June 30, 1997 and approximately $1,501,000 (approximately 4.7% of outstanding loans) at June 30, 1996. Actual loan charge-offs net of recoveries were approximately
$421,000 for the six months ended June 30, 1997 and approximately $229,000 for the six months ended June 30, 1996. Non-accrual loans were approximately
$1,459,000 at June 30, 1997. In determining an adequate level of loan loss reserve, such loans were included in such consideration.

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

Income Taxes

The provision for income taxes reflected an effective rate of 34% for the six months ended June 30, 1997. A tax credit was accrued for the six months ended
June 30, 1996 based upon the loss incurred of approximately $971,000 before taxes.




Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately  $42 million at June 30, 1997 and  approximately  $49.1 million at
December 31, 1996. Representing a decrease of approximately $7.1 million. During the six months  ended June 30,  1997,  cash and due from  banks  decreased  $2.3 million, operations generated $.4 million, loans decreased by $.6 million, while federal  funds sold  decreased  by $6.7 million  providing  $10 million of funds available  which were used to reduce  deposits by $5.8 million,  reduce  Federal
Home Loan Bank  advances  by $1.4  million,  and  increase  investments  by $2.8 million.

The  reduction in total  assets of  approximately  $7.2  million  during the six months ended June 30, 1997,  included  the  reduction in loans of  approximately
$.6.  The  reduction in loans was due to the  charge-off  of  approximately  $.5 million  during the six months ended June 30, 1997 and the overall  reduction in the loan portfolio resulting from payments and the strengthening of underwriting standards and  procedures  commenced in 1996.  Approximately  mid-year  1996, an internal  loan review was  performed  by the new senior  lending  officer  which concluded that the underwriting  procedures were inadequate.  For the year ended
December 31, 1996, the Bank had loan charge-off's of approximately $1.4 million, many due to  bankruptcies.  Additionally,  the  reduction  in assets was for the purpose of managing the capital  requirements  of the Bank for which the Company increased the capital by $1 million during the year ended December 31, 1996. The
Company  continues  its on-going  loan review  procedures,  continues to operate under  its  more  stringent  underwriting  standards  and has  hired a new  bank president.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June
30, 1997, a comparison of the minimum required and actual capital ratios are as follows:

                                                                                    To Be Well
                                                            For Capital          Capitalized Under
                                                              Adequacy           Prompt Corrective
                                      Actual                  Purposes           Action Provisions
                              Amount         Ratio      Amount       Ratio      Amount        Ratio
                              (Dollars in thousands)

As of June 30, 1997
Total Capital
(to Risk Weighted Assets) ....$3,709          12.98%    $2,284         8%       $2,857          10%
Tier 1 Capital
(to Risk Weighted Assets) ....$3,352          11.73%    $1,142         4%       $1,714           6%
Tier 1 Capital
(to Average Assets) ......... $3,352           8.00%    $1,676         4%       $2,096           5%

Liquidity and Capital Resources

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







The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At June 30, 1997, the Company's cash and due from banks were  approximately  $2.6 million and its federal  funds sold were  approximately  $.5  million.  All of the above can be converted to cash on short notice.  The sale of investments which had a market value of approximately
$10.6 million at June 30, 1997 can also be used to meet  liquidity  requirements to the extent the  investments  are not pledged.  At June 30,  1997,  the market value of pledged securities was $4.0 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $1,080,000 at June 30, 1997, at an average rate of 5.52%.







                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)   Exhibits:

     Exhibit No.
           27.1                                      Financial Data Schedule

(B) Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     June 30, 1997.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          FNC BANCORP, INC.
                                                            (Registrant)


Date August 14, 1997                                      By/s/ Bob Cation

                                                             Bob Cation
                                                              Chairman


                                     PAGE 13
