Form 10QSB
period 1997-09-30
FNC BANCORP INC
filed 1997-11-14
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at September 30, 1997 was 405,710 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes_ No X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
Part I - Financial Information

   Item 1. Financial Statements

          Consolidated Balance Sheets - September 30, 1997
          (Unaudited) and December 31, 1996 ........................................3

          Consolidated Statements of Income (Unaudited) - Nine
          Month Periods Ended September 30, 1997 and 1996 ..........................4

          Consolidated Statements of Stockholders' Equity (Unaudited) -
          Nine Month Periods Ended September 30, 1997 and 1996 .....................5

          Consolidated Statements of Cash Flows (Unaudited) - Nine
          Month Periods Ended September 30, 1997 and 1996 ..........................6

          Notes to Consolidated Financial Statements ...............................7

   Item 2. Management's Discussion and Analysis or Plan of Operation ...............8

Part II - Other Information

   Item 1. Legal Proceedings ......................................................13
   Item 2. Changes in Securities ..................................................13
   Item 3. Defaults Upon Senior Securities ........................................13
   Item 4. Submission of Matters to a Vote of
           Security Holders .......................................................13
   Item 5. Other Information ......................................................13
   Item 6. Exhibits and Reports on Form 8-K .......................................13

Signatures ........................................................................13





                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1997               1996
                                                                         -----------       -----------
           Assets                                                        (UNAUDITED)

 Cash and due from banks ................................................$ 3,967,671       $ 4,917,622
 Federal funds sold .....................................................  1,674,000         7,249,000
 Securities available-for-sale ..........................................  6,985,516         7,829,126

 Loans .................................................................. 29,583,036        27,345,643
 Less allowance for loan losses .........................................  1,091,601         1,520,385
                                                                         -----------       -----------
 Loans, net ............................................................. 28,491,435        25,825,258

 Premises and equipment .................................................  1,662,305         1,682,081
 Other assets ...........................................................  1,222,405         1,615,939
                                                                         -----------       -----------

 Total assets ...........................................................$44,003,332       $49,119,026
                                                                         ===========       ===========

          Liabilities and Stockholders' Equity

 Deposits
    Noninterest-bearing demand ..........................................$ 8,178,746       $ 9,409,021
    Interest-bearing demand .............................................  6,119,840         7,253,382
    Savings .............................................................  1,683,120         1,778,551
    Time, $100,000 and over .............................................  4,835,036         5,381,660
    Other time .......................................................... 16,965,145        18,721,987
                                                                         -----------       -----------
    Total deposits ...................................................... 37,781,887        42,544,601


 Notes payable to directors .............................................    500,000           500,000
 Advances from Federal Home Loan Bank ...................................  2,080,000         2,485,000
 Other ..................................................................    509,652           655,853
                                                                         -----------       -----------
 Total liabilities ...................................................... 40,871,539        46,185,454
                                                                         -----------       -----------

 Commitments and contingent liabilities

 Stockholders' equity
 Preferred stock, 10,000,000 shares authorized,
   no shares issued
 Common stock, par value $1; 10,000,000 shares authorized,
   405,710 shares issued and
   Outstanding ..........................................................    405,710            405,710
 Capital surplus ........................................................  3,610,541          3,610,541
 Retained deficit .......................................................   (886,600)        (1,084,329)
 Unrealized gains on available-for-sale securities,
 Net of applicable deferred income taxes ................................      2,142              1,650
                                                                         -----------        -----------

Total stockholders' equity ..............................................  3,131,793          2,933,572
                                                                         -----------        -----------
Total liabilities and stockholders
equity ..................................................................$44,003,332        $49,119,026
                                                                         ===========        ===========






                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                        --------------------------       ----------------------------
                                          1997              1996            1997              1996
                                        --------          --------       ----------        ----------
 Interest income:
 Loans .................................$686,096          $764,304       $1,873,984        $2,412,323
 Taxable securities .................... 138,515            80,450          409,269           221,470
 Federal funds sold ....................   7,880            65,255          122,661           190,576
                                        --------          --------        ---------         ---------
 Total interest income ................. 832,491           910,009        2,405,914         2,824,369

 Interest expense:
 Deposits .............................. 357,365           437,933        1,124,496         1,362,651
 Federal funds purchased ...............   3,600                 9            4,121                 9
 Advances from FHLB ....................  26,460            35,713           70,863           100,365
 Stockholder loan ......................  10,064                 0           28,855                 0
                                        --------          --------        ---------         ---------
 Total interest expense ................ 397,489           473,655        1,228,335         1,463,025

 Net interest income ................... 435,002           436,354        1,177,579         1,361,344
 Provision for loan losses .............       0           481,843           30,450         1,826,158
                                        --------          --------        ---------         ---------
 Net interest income after
 provision for loan losses ............. 435,002           (45,489)       1,147,129          (464,814)

 Other income:
 Service charges on
  deposit accounts ..................... 100,056            96,769          275,246           276,429
 Insurance commissions .................       0             4,151           11,139            10,235
 Mortgage origination income ...........   3,681             6,815            9,773            16,407
 Gain (loss) on sale of securities .....     772                 0              900                 0
 Other operating income ................  14,833            20,952           51,061            64,045
                                        --------          --------        ---------         ---------
 Total other income .................... 119,342           128,687          348,119           367,116

 Other expenses:
 Salaries and employee benefits ........ 220,823           221,885          607,305           656,277
 Equipment expenses ....................  36,690            24,294          101,258            72,470
 Occupancy expenses ....................  22,247            26,485           67,517            79,226
 Advertising ...........................   8,869            17,890           28,420            33,238
 Data Processing .......................  15,326            17,103           45,644            50,059
 Printing and  office supplies .........  16,370            10,753           41,062            43,909
 Amortization ..........................       0             4,056                0            15,240
 Other operating income ................ 100,158            93,962          303,829           256,016
                                        --------          --------        ---------         ---------
 Total other expenses .................. 420,483           416,428        1,195,035         1,206,435
                                        --------          --------        ---------         ---------
 Income (loss) before income
  taxes (benefits) ..................... 133,861          (333,230)         300,213        (1,304,133)

 Income tax expense (benefit) ..........  46,500          (112,512)         102,484          (441,801)
                                        --------          --------         --------         ---------
 Net income (loss) .....................$ 87,361         $(220,718)        $197,729         $(862,332)
                                        ========         =========         ========         =========

 Earnings (loss) per common and common
 equivalent share ......................   $0.22             $(.45)           $0.49            $(1.82)






                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                             UNREALIZED
                                                                             LOSSES ON
                                                                             SECURITIES
                          COMMON STOCK        ADDITIONAL       RETAINED       AVAILABLE
                       NUMBER OF      PAR       PAID IN        EARNINGS        FOR-SALE
                        SHARES       VALUE      CAPITAL        (DEFICIT)      NET OF TAX      TOTAL
                      --------     --------   ----------       --------       --------     ----------
Balance,
December 31, 1995 .... 405,710     $405,710   $3,610,541        $62,003       $  (867)     $4,077,387

Net income (loss) ....       0            0            0       (862,332)            0        (862,332)

Net change in unrealized
 losses on securities
 available-for-sale,
 net of tax ..........       0            0            0              0       (11,859)        (11,859)

                      --------     --------   ----------      ---------      --------      ----------
Balance,
September 30, 1996
(unaudited) .......... 405,710     $405,710   $3,610,541      $(800,329)     $(12,726)     $3,203,196
                      ========     ========   ==========      =========      ========      ==========

Balance,
December 31, 1996 .... 405,710     $405,710   $3,610,541    $(1,084,329)       $ 1,650     $2,933,572

Net income (loss) ....       0            0            0        197,729              0        197,729

Net change in unrealized
losses on securities
available-for-sale,
net of tax ...........       0            0            0              0            492            492
                      --------     --------   ----------    -----------        -------     ----------
Balance,
September 30, 1997
(unaudited) .......... 405,710     $405,710   $3,610,541      $(886,600)       $ 2,142     $3,131,793
                      ========     ========   ==========      =========        =======     ==========






                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                    1997            1996
                                                                                                 ---------       ---------
Cash Flows From Operating Activities:
   Net Income (Loss) ........................................................................... $ 197,729       $(862,332)
 Adjustments to reconcile net income or loss to net cash
   provided by operating activities:
   Depreciation ................................................................................   100,420          78,284
   Amortization ................................................................................         0          15,240
   Deferred income taxes (benefit) .............................................................   116,284        (438,626)
   (Gain) Loss on sale of securities ...........................................................      (900)              0
   Provision for loan losses ...................................................................    30,450       1,826,158
   Securities (accretion) amortization .........................................................   (16,731)        (27,150)
Change in assets and liabilities:
 (Increase) Decrease in accrued interest receivable ............................................   173,142        (259,828)
 Increase (Decrease) in accrued interest payable ...............................................   (80,994)        (79,612)
 (Increase) Decrease in other assets ...........................................................   (83,015)       (114,372)
 Increase (Decrease) in other liabilities ......................................................   (65,207)         186,501
 (Increase) Decrease in income taxes receivable ................................................   187,615                0
 Increase (Decrease) in income taxes payable ...................................................         0          (55,195)
                                                                                                ----------        ---------
 Net cash provided (used) by operating activities ..............................................   558,793          269,068
                                                                                                ----------        ---------

Cash Flows From Investing Activities:
   Capital expenditures ........................................................................   (80,644)         (71,422)
   Net (increase) decrease in loans ............................................................(2,696,627)        (191,732)
   Proceeds from maturity of available-for-sale securities ..................................... 4,250,000        3,497,500
   Purchase of available-for-sale securities ...................................................(3,541,244)      (5,186,710)
   Proceeds received from sale of mortgage-backed securities ...................................   121,104                0
   Payments received on mortgage-backed securities .............................................    31,381           49,003
                                                                                                ----------       ----------
   Net cash provided (used) by operating activities ............................................(1,916,030)      (1,903,361)
                                                                                                ----------       ----------

Cash Flows From Financing Activities:
   Increase (Decrease) in time deposits ........................................................(2,303,466)        (542,537)
   Increase (Decrease) in other deposits .......................................................(2,459,248)      (4,785,157)
   Proceeds from advances from Federal Home Loan Bank .......................................... 1,000,000        2,000,000
   Repayment of advances from Federal Home Loan Bank ...........................................(1,405,000)         (55,000)
                                                                                                ----------       ----------
   Net cash provided (used) by financing activities ............................................(5,167,714)      (3,382,694)
                                                                                                ----------       ----------

Net increase (decrease) in cash and cash equivalents ...........................................(6,524,951)      (5,016,987)

Cash and Cash Equivalents at Beginning of Year .................................................12,166,622       11,239,283
                                                                                                ----------       ----------
Cash and Cash Equivalents at End of Year .......................................................$5,641,671       $6,222,296
                                                                                                ==========       ==========
Supplemental  Disclosures of Cash Flow Information  Cash paid (received)  during the year for:
   Interest .................................................................................... 1,309,329        1,542,637
   Income taxes ................................................................................   187,615          121,555
Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
Securities available-for-sale ..................................................................       492           17,969





                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results  for the nine  months  ended  September  30,  1997  are not  necessarily indicative of the results that may be expected for the year ending  December 31,
1997. For further  information,  refer to the consolidated  financial statements and footnotes  there to included in the Company's  annual report to stockholders for the year ended December 31, 1996.





Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $197,729 for the nine months ended September 30, 1997 compared to ($862,332) loss for the nine months ended September 30, 1996. Net interest income after provision for loan losses was $1,147,129and($464,814) for the nine months ended September 30, 1997 and 1996, respectively. The provision for loan losses was $30,450 and $1,826,158 for the nine months ended September 30, 1997 and 1996, respectively. Noninterest income totaled $348,119 and $367,116 for the nine months ended September 30, 1997 and 1996, respectively. Non-interest expenses totaled $1,195,035 and $ 1,206,435 for the nine months ended September
30, 1997 and 1996, respectively.

The following table summarizes the results of operations of the Company for the nine month period ended September 30, 1997 and 1996.

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                --------------------------------
                                                  1997                    1996
                                                -------                 --------
                                                          (IN THOUSANDS)
Interest income ................................$ 2,405                 $ 2,824
Interest expense ............................... (1,228)                 (1,463)
                                                -------                 -------
Net interest income ............................  1,177                   1,361
Provision for loan losses ......................    (30)                 (1,826)
Noninterest income .............................    348                     367
Noninterest expense ............................ (1,195)                 (1,206)
                                                -------                 -------
Income (loss) before taxes .....................    300                  (1,304)
Income (taxes) benefit .........................   (102)                    442
                                                -------                 -------
Net income (loss) ..............................$   198                 $  (862)
                                                =======                 =======


Interest Income

Total interest income decreased approximately $419,000 for the nine months ended
September 30, 1997 compared to the nine months ended September 30, 1996.

This decrease was from the effect of a decrease in the average loan portfolio balance from approximately $32.8 million for the nine months ended September 30, 1996 to approximately $26.4 million for the nine months ended September 30, 1997. The effect of this change decreased interest income earned on the loan portfolio from approximately $2,383,000 for the nine months ended September 30, 1996 to approximately $1,849,000 for the nine months ended September 30, 1997, a decrease of $534,000. Interest income on the loan portfolio decreased from approximately $764,000 for the quarter ended September 30, 1996 to approximately
$686,000 for the quarter ended September 30, 1997, a decrease of $78,000.

Interest earned on taxable  investment  securities  increased from approximately
$221,000 for the nine months ended September 30, 1996 to approximately  $409,000 for the nine months  ended  September  30, 1997,  an increase of $188,000.  This increase  was  the  combined  effect  of an  increase  in  the  average  taxable investment portfolio balance from approximately $5.2 million for the nine months ended September 30, 1996 to approximately $8.6 million for the nine months ended
September  30,  1997,  and an increase in the average rate earned on the taxable investment  securities  portfolio from 5.67% for the nine months ended September
30, 1996 to 6.34% for the nine months ended September 30, 1997.  Interest income on the taxable investment portfolio increased from approximately $80,000 for the quarter ended September 30, 1996 to approximately $139,000 for the quarter ended
September 30, 1997, an increase of $59,000.





Interest earned on federal funds sold decreased from approximately $191,000 for the nine months ended September 30, 1996 to approximately $123,000 for the nine months ended September 30, 1997, a decrease of $68,000. This decrease was the net effect of a decrease in the average federal funds sold balance from approximately $4.9 million for the nine months ended September 30, 1996 to approximately $3.0 million for the nine months ended September 30, 1997 and an increase in the rate earned on the federal funds sold from 5.20% for the nine months ended September 30, 1996 to approximately 5.47% for the nine months ended
September 30, 1997. Interest income on federal funds sold decreased from approximately $65,000 for the quarter ended September 30, 1996 to approximately
$8,000 for the quarter ended September 30, 1997, a decrease of $57,000.

Interest Expense

Total interest expense decreased approximately $235,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.
This decrease is attributed to the factors explained in the following information.

This decrease was the combined effect of a decrease in the average balance of interest-bearing deposits from approximately $34.9 million for the nine months ended September 30, 1996 to approximately $30.1 for the nine months ended
September 30, 1997 and a decrease in the average rate paid on interest-bearing deposits from 5.21% for the nine months ended September 30, 1996 to 5.00% for the nine months ended September 30, 1997. Interest expense on interest-bearing deposits decreased from approximately $438,000 for the quarter ended September
30, 1996 to approximately $357,000 for the quarter ended September 30, 1997, a decrease of $81,000.

At September 30, 1997,  the Bank had advances from the Federal Home Loan Bank of
$2,080,000 at an average rate of 5.75%. Interest expense incurred for the nine months ended September 30, 1997 totaled approximately $71,000 and approximately
$100,000 for the nine months ended September 30, 1996.

The Company also had interest expense during the nine months ended September 30, 1997 of approximately $29,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of 7.5%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three and nine month periods ended September 30, 1997 and 1996.

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                  --------------------            ----------------
                                                   1997          1996              1997       1996
                                                  -----         -----             -----      -----
Service charges on deposit accounts .............. $100           $97              $275       $277
Insurance Commissions ............................    0             4                11         10
Mortgage origination income ......................    4             7                10         16
Gain (loss) on sale of securities ................    1             0                 1          0
Other operating income ...........................   14            21                51         64
                                                  -----         -----             -----      -----

      Total noninterest income ................... $119          $129              $348       $367
                                                  =====         =====             =====      =====







Service charges on deposit accounts for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, decreased approximately
$2,000. This decrease was related primarily to a decrease in NSF fees and transaction deposit account activity. All other income totaled approximately
$73,000 and $90,000 for the nine months ended September 30, 1997 and 1996, respectively.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the three and nine month periods ended September 30, 1997 and 1996.

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                               -----------------------              ---------------------
                                                1997              1996               1997            1996
                                               -----             -----              -----           -----
 Salaries and employee benefits .............. $ 221             $ 222              $ 607           $ 656
 Equipment expenses ..........................    37                24                101              73
 Occupancy expenses ..........................    22                26                 68              79
 Advertising .................................     9                18                 28              33
 Data processing .............................    15                17                 46              50
 Printing and office supplies ................    16                11                 41              44
 Amortization ................................     0                 4                  0              15
 Other operating expenses ....................   100                94                304             256
                                               -----             -----              -----           -----
 Total noninterest expense ................... $ 420             $ 416             $1,195          $1,206
                                               =====             =====             ======          ======

Noninterest expenses for the nine months ended September 30, 1997 as compared to the nine months ended  September  30,  1996,  decreased  approximately  $11,000.
Salaries  and employee  benefits  decreased  approximately  $49,000 for the nine months ended  September 30, 1997 as compared to the nine months ended  September
30,1996.  This decrease reflects  decreases in the number of employees,  in wage levels,  and in the cost of  employee  benefits.  All other  expenses  increased approximately  $38,000 for the nine months ended  September 30, 1997 compared to
the  nine  months  ended   September  30,  1996.   This  increase  is  primarily
attributable  to an increase in auditing  expenses  associated with loan review, which accounted for $29,000 of the increase.

Provision for Loan Losses

The provision  for loan losses for the nine months ended  September 30, 1997 was approximately  $30,000 compared to approximately  $1,826,000 for the nine months ended  September  30,  1996.  The balance of the  allowance  for loan losses was approximately $1,091,000 (approximately 3.37% of outstanding loans) at September
30, 1997 and approximately $1,520,000  (approximately 5.6% of outstanding loans)
at  December  31,  1996.   Actual  loan   charge-offs  net  of  recoveries  were
approximately  $458,000  for the  nine  months  ended  September  30,  1997  and approximately $898,000 for the nine months ended September 30, 1996. Non-accrual loans were  approximately  $1,254,000 at September 30, 1997. In  determining  an adequate  level  of  loan  loss  reserve,  such  loans  were  included  in  such consideration.

The amount of the  provision  for loan losses is a result of the amount of loans
charged  off,  the  amount  of  loans  recovered  and  management's   conclusion
concerning  the  level  of the  allowance  for  loan  losses.  The  level of the allowance for loan losses is based upon a number of factors including the Bank's past loan loss  experience,  management's  evaluation of the  collectability  of loans, the general state of the economy and other relevant factors.

For a further discussion concerning loans and the allowance for loan losses, refer to "financial condition".






Income Taxes

The provision for income taxes reflected an effective rate of 34% for the nine months ended September 30, 1997. A tax credit was accrued for the nine months ended September 30, 1996 based upon the loss incurred of approximately
$1,304,000 before taxes.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $44 million at September 30, 1997 and approximately $49.1 million at December 31, 1996. Representing a decrease of approximately $5.1 million.
During the nine months ended September 30, 1997, cash and due from banks decreased $.9 million, operations generated $.6 million, available-for-sale securities decreased $.9 million, while federal funds sold decreased by $5.6 million providing $8 million of funds available which were used to reduce deposits by $4.8 million, reduce Federal Home Loan Bank advances by $.4 million, increase capital expenditures by $.1 million, and increase loans by $2.7 million.

Approximately mid-year 1996, an internal loan review was performed by the new senior lending officer which concluded that the underwriting procedures were inadequate. For the year ended December 31,

1996, the Bank had loan charge-offs of approximately $1.4 million, many due to bankruptcies. The Bank had a reduction in assets partly for the purpose of managing the capital requirements of the Bank for which the Company increased the capital by $1 million during the year ended December 31, 1996. The Company continues its on-going loan review procedures, continues to operate under more stringent underwriting standards and has hired a new bank
president.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At
September 30, 1997, a comparison of the minimum required, and actual capital ratios are as follows:



                                                                                         To Be Well
                                                              For Capital             Capitalized Under
                                                                Adequacy              Prompt Corrective
                                         Actual                Purposes               Action Provisions
                                   ----------------         ----------------          ---------------
                                    Amount    Ratio          Amount    Ratio           Amount   Ratio
                                   -------    -----         -------    -----          -------   -----
                                                         (Dollars in thousands)

As of June 30, 1997
Total Capital
(to Risk Weighted Assets) ......... $3,915    12.10%         $2,589       8%           $3,237     10%
Tier 1 Capital
(to Risk Weighted Assets) ......... $3,511    10.85%         $1,295       4%           $1,942      6%
Tier 1 Capital
(to Average Assets) ................$3,511     8.33%         $1,685       4%           $2,106      5%


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






The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At September 30, 1997, the Company's cash and due from banks were approximately $4 million and its federal funds sold were  approximately  $1.7 million.  All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately
$1.7  million  at  September  30,  1997,  can  also be  used  to meet  liquidity requirements,  to the extent the investments  are not pledged.  At September 30,
1997, the market value of pledged securities was $3.4 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $2,080,000 at September 30, 1997, at an average rate of 5.75%.






PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security
Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits:

Exhibit No.

     27.1 Financial Data Schedule

(B) Reports on Form 8-K:

The Company did file a report on Form 8-K during the quarter ended September 30, 1997. A change in auditors was requested and approved by the Stockholders of the Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                             FNC BANCORP. INC.
                                                            ------------------
                                                                (Registrant)

Date November 14. 1997                                       By/s/ Bob Cation
     -----------------                                      ------------------
                                                            Bob Cation Chairman

                                     PAGE 13