Form 10KSB
period 1997-12-31
FNC BANCORP INC
filed 1998-03-27
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                    to

                        Commission file number: 33-37078

                    FNC BANCORP, INC. (A GEORGIA CORPORATION)
                I.R.S. EMPLOYER IDENTIFICATION NUMBER 58-1910615
                420 SOUTH MADISON AVENUE, DOUGLAS, GEORGIA 31533
                        TELEPHONE NUMBER: (912) 384-1100

           Securities registered pursuant to Section 12(b) of the Act

                                      None

           Securities registered pursuant to Section 12(g) of the Act

                      Common Stock, Par Value $1 Per Share

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended December 31, 1997 were $3,804,000.

As of March 1, 1998, registrant had outstanding 405,710 shares of common stock, $1 par value per share, which is registrant's only class of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not known.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

         FNC Bancorp, Inc. (the "Company") was incorporated under the laws of Georgia on September 19, 1990 to serve as a bank holding company for First National Bank of Coffee County (In Organization) (the "Bank"). A charter for the Bank was issued by the Office of the Comptroller of the Currency (the "OCC") and the Bank commenced operations on September 23, 1991.

         The Company's offices are located at 420 South Madison Avenue, Douglas, Georgia and its telephone number is (912) 384-1100. The Company maintains its offices at the office of First National Bank of Coffee County at this address.

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

General

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

Deposits. The Bank offers a wide range of commercial and consumer deposit services that are typically available in most banks and savings institutions, including interest bearing and noninterest-bearing checking accounts, money market checking accounts, negotiable order of withdrawal ("NOW") accounts and savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. In addition, retirement accounts such as Individual Retirement Accounts are available. All depositors are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount permitted by law. The Bank's depositors consist of individuals, businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation and advertisement in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

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

Correspondent Banking

         Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank has correspondent banking relationships with larger commercial banks for investments, liquidity, federal funds lines, loan participation, check clearing services and consulting services. These include Bankers Bank (Atlanta, Georgia), Regions Bank (Gainesville, Georgia) and SunTrust Bank (Atlanta, Georgia).

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

         The Bank has established policies and procedures designed to ensure an acceptable asset/liability mix is monitored on a timely basis, with a report reflecting the interest-sensitive liabilities being prepared and presented to the Bank's Board of Directors on a quarterly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

Competition

         Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services and the degree of expertise and the personal manner in which services are offered. In the PSA, other than the Bank, there are two regional banks and four local banks. These include SunTrust, Citizens Security Bank, Coffee County Bank, Southtrust, Southeastern Bank and Broxton State Bank. The Bank is the newest in its PSA, and the Bank encounters competition from most of these financial institutions. There are no longer any savings institutions in the PSA. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

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

Employees

         At December 31, 1997, the Bank employed 23 full-time employees and 4 part-time employees. The Company has no employees. Holding company duties are performed by bank employees and where such duties are significant, related compensation and benefit costs are allocated to and reimbursed by the holding company. The Bank considers its relationship with its employees to be good. To the extent possible, the Bank employs persons experienced in the banking profession and persons who are natives or long time residents of the Coffee County area.

Supervision and Regulation

General

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

Regulation of the Company

Federal Law. The Company is a bank holding company within the meaning of the BHCA and the GBHCA. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve also may make examinations of the Company and each of its subsidiaries.

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

         Under Section 106(b) of the Bank Holding Company Act Amendments of 1970 (12 U.S.C. ss. 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company, the Bank or any other subsidiary of the Company, (ii) refrain from obtaining any property, credit or service from any competitor of the Company, the Bank or any subsidiary of the Company or (iii) furnish any credit, property or service to the Company, the Bank or any subsidiary of the Company.

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

         The activities of the Company also are restricted by the provisions of the Glass-Steagall Act of 1933 (the "Act"). The Act prohibits the Company from owning subsidiaries engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope and application of the provisions of the Act currently are being reviewed by regulators and legislators. The outcome of the current examination and appraisal of the provisions in the Act and the effect of such outcome on the ability of bank holding companies to engage in securities-related activities cannot be predicted.

Georgia Law. The Company also is a bank holding company within the meaning of the GBHCA, which provides that, without the prior approval of the Georgia Department, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank,
(ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It also is unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition. One bank holding companies, such as the Company, are prohibited from acquiring another bank until their initial bank subsidiary has been incorporated for a period of two years. The effect of these provisions is to negate the possibility that the Company or the Bank will be acquired by another company for a minimum of five years and to prohibit the Company from acquiring another bank for a period of two years.

         In addition, the Georgia Department has established a minimum level of capital to total assets of 5%, with certain adjustments, on a consolidated basis for bank holding companies. The capital guidelines assume adequate liquidity and a moderate degree of risk in the loan and investment portfolios as well as any off balance sheet activities. In assessing compliance with the guidelines, therefore, the Georgia Department reviews the relationship of on and off balance sheet risks to capital and requires those institutions with high or inordinate levels of risk to adhere to higher capital standards. Bank holding companies whose operations involve, or are exposed to high or inordinate degrees of risk are expected to hold additional capital to compensate for such risks. In addition, bank holding companies engaging in significant nonbanking activities typically require higher capital ratios than do banks alone.

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

         At December 31, 1997, the Company's bank subsidiary had the requisite capital levels to qualify as well capitalized.

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

Monetary Policy

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

Taxation

General. In general, the Company and the Bank is taxed in the same manner as other corporations under the Internal Revenue Code of 1986, as amended (the "Code"), although the Code contains certain rules which may affect the taxation of banks to a greater degree than other corporations. The general rate structure and certain of these special rules are discussed below.

Rates. Corporation income is subject to graduated federal income tax rates, beginning at 15% of the corporation's first $50,000 of taxable income, and increasing to a maximum rate of 34% with respect to taxable income in excess of $75,000. However, taxable income that falls between $100,000 and $335,000 is subject to an additional 5% surcharge, up to a maximum surcharge of $11,750.

Bad Debt Reserves. The use of the reserve method of computing the bad debt deduction is no longer available to any bank which, either alone or in combination with all members of its parent-subsidiary controlled group, has an average adjusted basis in its total combined assets of in excess of $500 million. Such a bank must use the specific charge-off method of deducting bad debts. Because the company has assets of less than $500 million, it is eligible to use the reserve method, but is limited to the experience method of calculating additions to its bad debt reserve. The experience method measures the ratio of actual bad debts to total outstanding loans based on a six-year moving average.

Interest Expense on Tax-Exempt Obligations. In general, a bank is not permitted to deduct that portion of its interest expense allocable to tax-exempt interest income. The allocation of a bank's interest expense to tax-exempt interest income is based on the relative proportion of the bank's total average adjusted basis in its tax-exempt obligations to its total average adjusted basis in all of its assets. There is an exception to this disallowance rule for interest expense allocable to "qualified tax-exempt obligations," which must be designated as such by the issuer and which are not private activity bonds.

Net Operating Losses. Net operating losses of a bank generally may be carried back three taxable years and carried forward 15 taxable years. An exception to the general rule permits the portion of a net operating loss incurred after 1986 and before 1994 which is attributable to bad debt losses to be carried back ten years and forward at least five years.

Alternative Minimum Tax. All corporations, including banks, are subject to the corporate alternative minimum tax. For corporations, the alternative minimum tax rate is 20% of the alternative minimum taxable income ("AMTI") in excess of certain exemption amounts ($40,000, phased out when AMTI exceeds $150,000). The alternative minimum tax is payable to the extent it exceeds regular tax liability. It is possible for a taxpayer such as the Company to be liable for alternative minimum tax even if its regular tax liability is zero.

        In computing AMTI, a taxpayer must include certain items not included in the computation of regular taxable income. Financial institutions must include in AMTI the difference between the amount added to the bad debt reserve for the year and the amount which would have been deducted for bad debts using the actual experience method. For all corporations, AMTI includes certain tax-exempt income on private activity bonds and 75% of the difference between the corporation's "current adjusted earnings" and its AMTI (determined without regard to this item). A corporation's "current adjusted earnings" means its AMTI (determined without regard to this item), with certain adjustments, including the addition of tax-exempt income.

Future Requirements

           Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structure, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of FNC Bancorp, Inc. or its Subsidiary Bank may be affected by such statute or regulation.

ITEM 2.  DESCRIPTION OF PROPERTY

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

        During 1992, the Bank completed construction of its headquarters building on the site purchased from the Partnership. Construction cost and furniture, fixtures and equipment totaled approximately $1.3 million.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor its subsidiary bank is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than the ordinarily routine proceedings incidental to the business of the Bank, nor to the knowledge of the management of the Company are any such proceedings contemplated or threatened against it or its subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  SECURITY HOLDER MATTERS

         (a)      There currently is no public market for the Common Stock.

         (b) As of March 1, 1998, there were approximately 350 holders of record of the Common Stock.

         (c) The Company has never declared or paid a cash dividend but expects to do so in the future. The payment of dividends by national banks is restricted by statute and regulation. See "Item 1.
                  Description of Business - Supervision and Regulation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

         The Company's 1997 Annual Report on Form 10-KSB contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated result will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company; state and Federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. The words "believe", "expect", "anticipate", "project" and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company's current and subsequent filings with the Securities and Exchange Commission.

General

         The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other operating expenses.

Results of Operations For Years Ended December 31, 1997 and 1996

         The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

         The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and other short-term borrowings. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yield on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.

         The Company's net interest margin increased 29 basis points or 6.92% to 4.48% in 1997 as compared to 4.19% in 1996. The yield on average interest-earning assets increased marginally to 8.73% in 1997 as compared to 8.71% in 1996. The interest rate paid on average interest-bearing liabilities decreased 17 basis points or 3.27% to 5.03% in 1997 as compared to 5.20% in 1996. Net interest income on a taxable-equivalent basis was $1,736,000 in 1997 as compared to $1,787,000 in 1996, representing a decrease of $51,000 or 2.85%. Although net interest income was favorably impacted by changes in interest rates which resulted in an increase in average yield on earning assets and a decrease in average interest paid on interest-bearing liabilities, the increase attributable to changes in interest rates amounting to $131,000 was offset by a decrease of $182,000 attributable to a decrease in volume.

         Average interest-earning assets decreased $3,931,000 to $38,755,000 in 1997 from $42,686,000 in 1996, a decrease of 9.21%. Average loans decreased $4,512,000; average Federal funds sold decreased $1,940,000 and average investments increased $2,521000. The decrease in average interest-earning assets was accompanied by a decrease of $4,970,000, or 11.66%, in average deposits to $37,647,000 in 1997 from $42,617,000 in 1996. Approximately 19% of the average deposits were noninterest-bearing deposits in 1997 and 1996.

         The allowance for loan losses is established through a provision for loan losses charged to expense and represents a reserve for potential losses in the loan portfolio. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience (when sufficient time elapses to establish experience). The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem and/or impaired loans and current economic conditions that may affect the borrowers' ability to pay. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

         The provision for loan losses charged to earnings amounted to $30,000 in 1997 as compared to $2,305,000 in 1996. The significant provision recorded by the Company in 1996 resulted from the charge off of a large number of consumer loans and real estate mortgage loans. In 1996, net charge offs amounted to $1,170,000, which consisted of $397,000 in consumer loans, $495,000 in real estate loans, $373,000 in commercial and agricultural loans and net recoveries of $95,000 in overdrafts. The Company also recorded additional provisions to cover loans that had been classified by regulators. By comparison, the Company recorded net charge offs of $391,000 in 1997, which consisted of $176,000 in consumer loans, $123,000 in real estate loans and $92,000 in commercial and agricultural loans. The current year's provision for loan losses and the balance in the allowance for loan losses at December 31, 1997 were based upon management's evaluation of the loan portfolios and the potential loan risk associated with specific loans and selected loan categories. The allowance for loan losses as a percentage of total loans outstanding amounted to 3.66% at December 31, 1997 as compared to 5.56% at December 31, 1996. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

         Following is a comparison of noninterest income for the years ended December 31, 1997 and 1996.

                                                                                                         Increase
                                                                           1997            1996         (Decrease)
                                                                      --------------- --------------- ---------------

            Service charges on deposit accounts ..................... $       346,000 $       366,000 $       (20,000)
            Other service charges, commissions and fees .............          18,000          18,000               -
            Net realized gains on securities available for sale .....           1,000           1,000               -
            Origination fees on mortgage loans ......................          19,000          22,000          (3,000)
            Other ...................................................          38,000          26,000          12,000
                                                                      --------------- --------------- ---------------
                                                                      $       422,000 $       433,000 $       (11,000)
                                                                      =============== =============== ===============

         The decrease in service charges on deposit accounts of $20,000 is attributable to a decrease of approximately $5,000,000 in average deposits in 1997.

         Following is an analysis of noninterest expense for the years ended December 31, 1997 and 1996.

                                                                                                       Increase
                                                                     1997              1996           (Decrease)
                                                               -----------------  ---------------- -----------------
             Salaries and employee benefits .................. $         805,000   $       872,000  $        (67,000)
             Equipment and occupancy expense .................           233,000           213,000            20,000
             Accounting and auditing expenses ................            97,000            45,000            52,000
             Advertising expense .............................            40,000            61,000           (21,000)
             Data processing expenses ........................            62,000            66,000            (4,000)
             Printing and office supplies ....................            54,000            61,000            (7,000)
             Other ...........................................           318,000           334,000           (16,000)
                                                               -----------------  ---------------- -----------------
                                                               $       1,609,000   $     1,652,000  $        (43,000)
                                                               =================  ================ =================

         The decrease in salaries and wages in 1997 is attributable to the fact that severance pay for terminated employees were incurred in 1996 but not in 1997. The increase in equipment and occupancy expense is attributable to depreciation on new equipment acquired in 1997. The increase in accounting and auditing expense in 1997 is attributable to the engagement of an outside consultant to perform a review of the Company's loan portfolio in 1997 and an increase in internal audit fees for outsourced audit services. Decreases in all other expenses resulted from management's objective to significantly reduce noninterest expense.

         Average total assets decreased $5,177,000 or 10.64% to $43,489,000 in 1997 as compared to $48,666,000 in 1996. Average interest-earning assets decreased 9.21% in 1997 from 1996. Loan demand was not as strong in 1997 as in 1996 as evidenced by a loan to deposit ratio of 73% in 1997 as compared to 75% in 1996. Average loans decreased $4,512,000 or 14.17% in 1997 as compared to 1996

 Liquidity and Capital Resources

         Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Bank to meet those needs. The Company and the Bank seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to obtain advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had outstanding advances from the Federal Home Loan Bank of Atlanta of $1,075,000 at December 31, 1997 at an average rate of 5.67%. The Bank also has the ability to borrow and purchase Federal funds from other financial institutions on a short-term basis, if needed.

         The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 1997 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company and the Bank were aware of no events or trends likely to result in a material change in their liquidity. During 1997, the Company increased its capital by retaining earnings of $341,000. After recording an increase in capital of $8,000 for unrealized gains on securities, net of taxes, total capital increased $349,000 to $3,283,000 from $2,934,000 at December 31, 1996.

     At December 31, 1997, there were no outstanding commitments for any major capital expenditures.

         In accordance with risk capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

         The following table summarizes the regulatory capital levels of the Bank at December 31, 1997.

                                                      Actual                     Required                     Excess
                                             -------------------------   -------------------------   -------------------------
                                               Amount       Percent         Amount      Percent         Amount      Percent
                                             -----------  ------------   -----------  ------------   -------------------------
                                                                          (Dollars in Thousands)
                                             ---------------------------------------------------------------------------------
               Leverage capital ............ $    3,729       8.24 %     $    1,810       4.00 %     $    1,919        4.24 %
               Risk-based capital:
                Core capital ...............      3,729      12.40            1,203       4.00            2,526        8.40
                Total capital ..............      4,114      13.68            2,406       8.00            1,708        5.68


Year 2000 Issue Costs

         Based on estimates by management of the Company, the Company expects to incur approximately $30,000 to $50,000 to modify its information systems appropriately to accurately process information in the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to year 2000 compliance will not have a material impact on the Company's consolidated financial statements.

 Average Balances and Net Income Analysis

         The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                                                                Year Ended December 31,
                          ----------------------------------------------------------------------------------------------------
                                        1997                              1996                              1995
                          ---------------------------------  --------------------------------  -------------------------------
                                                                (Dollars in Thousands)
                          ----------------------------------------------------------------------------------------------------
                                      Interest    Average               Interest    Average               Interest   Average
                           Average     Income/     Yield/     Average    Income/     Yield/    Average    Income/     Yield/
                           Balance     Expense    Rate        Balance    Expense    Rate       Balance    Expense    Rate
                                                    Paid                              Paid                             Paid
                          ----------- ----------  ---------  ---------- ----------  ---------  ---------  ---------  ---------
 ASSETS
    Interest-earning
    assets:
       Loans, net of
       unearned interest  $   27,336  $   2,698     9.87 %   $  31,848  $   3,118     9.79 %   $ 29,064   $  2,856     9.83 %
       Investment
       securities:
         Taxable ........      8,291        511     6.16         5,770        325     5.63        5,912        316     5.35
         Nontaxable                -          -        -             -          -        -            -          -        -
       Federal funds sold      3,128        173     5.53         5,068        275     5.43        3,307        182     5.50
                          ----------  ---------              ---------  ---------              --------   --------
         Total interest-
         earning assets .     38,755      3,382     8.73        42,686      3,718     8.71       38,283      3,354     8.76
                          ----------  ---------              ---------  ---------              --------   --------
    Noninterest-earning
       assets:
       Cash .............      2,953                             4,415                            4,180
       Allowance for loan
         losses .........    (1,201)                           (1,023)                            (421)
       Unrealized gain
       (loss)
         on available
         for sale securities      (3)                               (7)                             (41)
       Other assets .....      2,985                             2,595                            2,563
                         -----------                        ----------                        ---------
         Total
         noninterest-
         earning assets .      4,734                             5,980                            6,281
                         -----------                        ----------                        ---------

         Total assets ...$    43,489                        $   48,666                        $  44,564
                         ===========                        ==========                        =========






                                                                Year Ended December 31,
                           ---------------------------------------------------------------------------------------------------
                                         1997                             1996                             1995
                           --------------------------------- -------------------------------- --------------------------------
                                                                 (Dollars in Thousands)
                           ---------------------------------------------------------------------------------------------------
                                       Interest    Average              Interest   Average                Interest   Average
                            Average     Income/    Yield/     Average   Income/     Yield/     Average    Income/     Yield/
                            Balance     Expense   Rate Paid   Balance   Expense   Rate Paid    Balance    Expense    Rate
                                                                                                                       Paid
                           ----------- ---------- ---------- --------- ---------- ----------- ---------- ----------- ---------
LIABILITIES AND
   STOCKHOLDERS'
   EQUITY
   Interest-bearing
   liabilities:
      Savings and
        interest-bearing
        demand deposits .. $    8,198  $     227     2.77%   $    9,479 $    254     2.68%    $   9,870  $      275    2.79%
      Time deposits ......     22,259      1,280     5.75        25,209    1,541     6.11        22,784       1,368    6.00
      Other borrowings ...      2,275        139     6.11         2,433      136     5.59           326          17    5.21
                           ----------  ---------             ---------- --------              ---------  ----------
      Total
      interest-bearing
        liabilities ......     32,732      1,646     5.03        37,121    1,931     5.20        32,980       1,660    5.03
                           ----------  ---------             ---------- --------              ---------  ----------
   Noninterest-bearing
   liabilities and stock-
   holders' equity:
      Demand deposits ....      7,190                             7,929                           7,209
      Other liabilities ..        458                               570                             490
      Stockholders' equity      3,109                             3,046                           3,885
                           ----------                        ----------                       ---------
      Total
      noninterest-bearing
        liabilities and
        stockholders' equity   10,757                            11,545                          11,584
                           ----------                       -----------                       ---------

Total liabilities and
stockholders'
   equity ................ $   43,489                       $    48,666                       $  44,564
                           ==========                       ===========                       =========

Interest rate spread .....                           3.70%                           3.51%                             3.73%
                                                  ========                        ========                          ========

Net interest income ......             $   1,736                        $  1,787                         $    1,694
                                       =========                        ========                         ==========

Net interest margin ......                           4.48%                           4.19%                             4.42%
                                                  ========                        ========                          ========



Rate and Volume Analysis

         The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume.
Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

                                                                        Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                        1997 vs. 1996                             1996 vs. 1995
                                           ----------------------------------------  ----------------------------------------
                                                                        (Dollars in Thousands)
                                           ----------------------------------------------------------------------------------
                                             Increase         Changes Due To          Increase          Changes Due To
                                                         --------------------------                --------------------------
                                            (Decrease)        Rate        Volume     (Decrease)        Rate         Volume
                                           ------------- ------------- ------------  ------------  ------------  ------------
 Increase (decrease) in:
    Income from earning assets:
       Interest and fees on loans ........ $      (420)  $         22  $      (442)   $       262   $       (12)  $       274
       Interest on securities:
         Taxable .........................         186             44          142              9            17            (8)
         Tax-exempt                                  -              -            -              -             -             -
       Interest on Federal funds .........        (102)             3         (105)            93            (4)           97
                                           -----------   ------------  -----------   ------------   -----------   -----------
              Total interest income ......        (336)            69         (405)           364             1           363
                                           -----------   ------------  -----------   ------------   -----------   -----------

 Expense from interest-bearing liabilities:
    Interest on savings and interest-
       bearing demand deposits ...........         (27)             7          (34)           (21)          (10)          (11)
    Interest on time deposits ............        (261)           (81)        (180)           173            27           146
    Interest on other borrowings .........           3             12           (9)           119             9           110
                                           -----------   ------------  ------------  ------------   -----------  ------------
              Total interest expense .....        (285)           (62)        (223)           271            26           245
                                           -----------   ------------  -----------   ------------   -----------  ------------

              Net interest income ........ $       (51)  $        131  $      (182)  $         93   $      (25)  $        118
                                           ===========   ============  ===========   ============   ===========  ============

                                       28

Asset/Liability Management

         A principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. At FNC this strategy is overseen in part through the direction of the Investment Committee which establishes policies and monitors results to control interest rate sensitivity. At the Bank, the strategy is overseen by the Board of Directors with the direction and strategy being directed principally by the President of the Bank.

         As part of the Banks' interest rate risk management policy, the Investment Committee or Board examines the extent to which its assets and liabilities are "interest rate-sensitive" and monitors its interest rate-sensitivity "gap". An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Investment Committee or Board also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features ((generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

         As of December 31, 1997, the Company's cumulative one-year interest rate sensitivity gap ratio was .94%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. However, management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the Company's net interest income. In addition, the Company has borrowing agreements with three correspondent banks and the Federal Home Loan Bank to provide temporary liquidity as necessary.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                                 At December 31, 1997
                                                          --------------------------------------------------------------------
                                                                             Maturing or Repricing Within
                                                          --------------------------------------------------------------------
                                                            Zero to        Three        One to         Over
                                                             Three       Months to       Three        Three
                                                            Months       One Year        Years        Years         Total
                                                          ------------  ------------  ------------ ------------- -------------
                                                                                (Dollars in Thousands)
                                                          --------------------------------------------------------------------
 Earning assets:
    Interest-bearing deposits ........................... $        33   $         -   $         -  $          -  $         33
    Federal funds sold ..................................          34             -             -             -            34
    Investment securities ...............................       1,223         1,753         3,523             -         6,499
    Loans ...............................................      11,974         5,768         7,584         6,354        31,680
                                                          ------------  ------------  ------------ ------------- -------------
                                                               13,264         7,521        11,107         6,354        38,246
                                                          ------------  ------------  ------------ ------------- -------------
 Interest-bearing liabilities:
    Interest-bearing demand deposits (1) ................           -         1,281         5,539             -         6,820
    Savings (1) .........................................           -             -         1,832             -         1,832
    Certificates less than $100,000 .....................       4,522         9,322         2,367           360        16,571
    Certificates, $100,000 and over .....................       1,809         3,228           747           333         6,117
    Other borrowings ....................................         930         1,010            20            45         2,005
                                                          ------------  ------------  ------------ ------------- -------------
                                                                7,261        14,841        10,505           738        33,345
                                                          ------------  ------------  ------------ ------------- -------------

 Interest rate sensitivity gap .......................... $     6,003   $   (7,320)   $       602  $      5,616  $      4,901
                                                          ============  ============  ============ ============= =============

 Cumulative interest rate sensitivity gap ............... $     6,003   $   (1,317)   $     (715)  $      4,901
                                                          ============  ============  ============ =============

 Interest rate sensitivity gap ratio ....................        1.83          0.51          1.06          8.61
                                                          ============  ============  ============ =============

 Cumulative interest rate sensitivity gap ratio .........        1.83          0.94          0.98          1.15
                                                          ============  ============  ============ =============

(1) The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Three Years" category. It has also found that the money-market checking deposits reprice between three months to one year, on the average.

Loan Portfolio

         The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                                   December 31,
                                                                                         ----------------------------------
                                                                                               1997               1996
                                                                                         ---------------    ---------------
                                                                                              (Dollars in Thousands)
                                                                                         ----------------------------------

       Commercial and financial .......................................................  $        4,559     $        5,100
       Agricultural ...................................................................           2,369              2,971
       Real estate - construction .....................................................           1,658                811
       Real estate - mortgage, farmland ...............................................           4,683              2,764
       Real estate - mortgage, other ..................................................          14,451             10,290
       Consumer instalment ............................................................           3,960              5,409
                                                                                         ---------------    ---------------
                                                                                                 31,680             27,345
       Allowance for loan losses ......................................................         (1,159)            (1,520)
                                                                                         ---------------    ---------------
       Loans, net .....................................................................  $       30,521     $       25,825
                                                                                         ===============    ===============

Maturities and Sensitivity of Loans to Changes in Interest Rates

         The  Company's  loan  portfolio,  as of December 31, 1997,  was made up primarily of short-term fixed rate loans or variable rate loans. The average contractual life on instalment loans is approximately three years, while mortgages are generally variable over one-to five-year periods. Total loans as of December 31, 1997 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, and (iii) after five years.
                                                    December 31,
                                                        1997
                                                   (Dollars in
                                                     Thousands)
                                               -------------------
 Maturity:
  One year or less ........................... $           12,607
  After one year through five years ..........             14,782
  After five years ...........................              4,291
                                               -------------------
                                               $           31,680
                                               ===================

         Following is a summary of loans which presents separately the amount of loans outstanding as of December 31, 1997 in each category listed above by maturities.


                                                                          Due in      After One       After
                                                                            One        Through         Five
                                                                           Year       Five Years      Years         Total
                                                                        ------------ ------------- ------------- -------------
                                                                                       (Dollars in Thousands)
                                                                        ------------------------------------------------------

          Commercial, financial and agricultural ...................... $     4,226  $      1,896  $        807  $      6,929
          Real estate - construction ..................................       1,351           192           115         1,658
          Real estate - mortgage ......................................       5,494        10,282         3,358        19,134
          Consumer instalment .........................................       1,536         2,412            11         3,959
                                                                        ------------ ------------- ------------- -------------
                  Total ............................................... $    12,607  $     14,782  $      4,291  $     31,680
                                                                        ============ ============= ============= =============

         The following table summarizes loans at December 31, 1997 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

                                                           December 31,
                                                              1997
                                                           (Dollars in
                                                            Thousands)
                                                        ----------------

    Predetermined interest rates ...................... $        13,820
    Floating or adjustable interest rates .............           5,253
                                                        ----------------
                                                        $        19,073
                                                        ================


Nonperforming Loans

        The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 1997              1996
                                                                                           ---------------   ----------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

       Loans accounted for on a nonaccrual basis ......................................... $          801    $         1,038

       Instalment loans and term loans contractually past due ninety
          days or more as to interest or principal payments and still accruing ...........              6                  5

       Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of
          deterioration in the financial position of the borrower ........................              -                  -

       Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
          repayment terms ................................................................              -                  -

         In the opinion of management, any loans classified by regulatory authorities as substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, nor (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

                                       32

Summary of Loan Loss Experience

         The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,159,000 at December 31, 1997, representing 3.66% of year-end total loans outstanding compared with approximately $1,520,000 at December 31, 1996, which represented 5.56% year end total loans outstanding.

         The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on each outstanding loan with particular emphasis on any problem loans. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio, and require greater provisions for loan losses in the future.

Allocation of the Allowance for Loan Losses

         The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

                                                                                      At December 31,
                                                                -------------------------------------------------------------
                                                                            1997                           1996
                                                                ------------------------------ ------------------------------
                                                                                  Percent of                     Percent of
                                                                                   Loans in                       Loans in
                                                                                 Category to                     Category to
                                                                     Amount      Total Loans        Amount       Total Loans
                                                                ---------------- ------------- ----------------  ------------
                                                                                   (Dollars in Thousands)
                                                                --------------------------------------------------------------

 Commercial, financial, industrial and agricultural ........... $           256         22 %   $           449         30 %
 Real estate ..................................................             325         66                 770         50
 Consumer .....................................................             404         12                 301         20
 Unallocated ..................................................             174          -                   -          -
                                                                ---------------- ------------- ----------------  ------------
                                                                $         1,159        100 %   $         1,520        100 %
                                                                ================ ============= ================  ============

                                       33

         The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                                1997               1996
                                                                                           ---------------   ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ---------------------------------
       Average amount of loans outstanding ............................................... $       27,336    $       31,848
                                                                                           ===============   ===============

       Balance of reserve for possible loan losses at beginning of period ................          1,520               385
                                                                                           ---------------   ---------------

       Charge-offs:
          Commercial, financial and agricultural .........................................           (152)             (397)
          Real estate ....................................................................           (250)             (501)
          Consumer .......................................................................           (270)             (552)
       Recoveries:
          Commercial, financial and agricultural .........................................             60                24
          Real estate ....................................................................            127                 6
          Consumer .......................................................................             94               250
                                                                                           ---------------   ---------------
               Net charge-offs ...........................................................           (391)           (1,170)
                                                                                           ---------------   ---------------

       Additions to reserve charged to operating expenses ................................             30             2,305
                                                                                           ---------------   ---------------

       Balance of reserve for possible loan losses ....................................... $        1,159    $        1,520
                                                                                           ===============   ===============

       Ratio of net loan charge-offs to average loans ....................................          1.43%             3.67%
                                                                                           ===============   ===============

                                       34

Investment Portfolio

         The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See " - Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earnings assets. In particular, approximately 56% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five- to fifteen-year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 46% of the investment portfolio matures within one year.

Types of Investments

         The amortized cost and fair value of securities are summarized as follows:

                                                                                  Gross           Gross
                                                               Amortized       Unrealized      Unrealized          Fair
                                                                 Cost             Gains          Losses            Value
                                                           ----------------  -------------- ---------------- ----------------

                     Securities Available for Sale
                        December 31, 1997:
                           U. S. Government and agency
                             securities .................. $     6,010,722   $      16,702  $       (1,602)  $     6,025,822
                           Other investments .............         473,600               -                -          473,600
                                                           ----------------  -------------- ---------------- ----------------
                                                           $     6,484,322   $      16,702  $       (1,602)  $     6,499,422
                                                           ================  ============== ================ ================

                        December 31, 1996:
                           U. S. Government and agency
                             securities .................. $     7,217,273   $       8,431  $       (9,658)  $     7,216,046
                           Mortgage-backed securities ....         150,753           3,727                -          154,480
                           Other investments .............         458,600               -                -          458,600
                                                           ----------------  -------------- ---------------- ----------------
                                                           $     7,826,626   $      12,158  $       (9,658)  $     7,829,126
                                                           ================  ============== ================ ================

                                       35

Maturities

         The amounts of investment securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                    U.S. Treasury and
                                                                  Other U. S. Government                 State and
                                                                Agencies and Corporations         Political Subdivisions
                                                                                   Yield                           Yield
                                                                 Amount             (1)           Amount          (1) (2)
                                                               ------------     ------------    ------------    ------------
                                                                                  (Dollars in Thousands)
                                                               -------------------------------------------------------------
 Maturity:
    One year or less ......................................... $     2,976         5.86 %       $         -            - %
    After one year through five years ........................       3,523         6.03                   -            -
    After five years through ten years .......................           -            -                   -            -
    After ten years ..........................................           -            -                   -            -
                                                               ------------     ------------    ------------    ------------
                                                               $     6,499         5.98 %       $         -            - %
                                                               ============     ============    ============    ============

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on securities of state and political subdivisions are stated on a taxable equivalent basis using a tax rate of 34%.

Deposits

         Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits for the periods indicated are presented below.

                                                                                    Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                              1997                           1996
                                                                  -----------------------------  -----------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------

 Noninterest-bearing demand deposits ............................ $        7,190          - %    $        7,929          - %
 Interest-bearing demand and savings deposits ...................          8,198       2.77               9,479       2.68
 Time deposits ..................................................         22,259       5.75              25,209       6.11
                                                                  ---------------                ---------------
               Total deposits ................................... $       37,647                 $       42,617
                                                                  ===============                ===============

        The Company has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) over twelve months.

                                                        December 31,
                                                           1997
                                                     ----------------
                                                        (Dollars in
                                                          Thousands)
                                                     ----------------

    Three months or less ........................... $         1,809
    Over three through twelve months ...............           3,228
    Over twelve months .............................           1,080
                                                     ----------------
    Total .......................................... $         6,117
                                                     ================

Return on Assets and Stockholders' Equity

         The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average stockholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders' equity to asset ratio (average stockholders' equity divided by average total assets) for the periods indicated.

                                                                                                 Year Ended December 31,
                                                                                           ------------------------------------
                                                                                                1997                1996
                                                                                           ----------------    ----------------

 Return on assets .........................................................................        0.78 %            (2.35) %

 Return on equity .........................................................................       10.97             (37.62)

 Dividends payout .........................................................................           -                   -

 Equity to assets ratio ...................................................................        7.15                6.26


Commitments and Lines of Credits

         In the ordinary course of business, the Bank has granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the Bank's Board of Directors. The Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Bank uses the same credit policies for these off-balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessary represent future cash requirements.

         Following is a summary of the commitments outstanding at December 31, 1997 and 1996.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 1997               1996
                                                                                           ---------------    ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

           Commitments to extend credit .................................................  $        4,746     $        4,655
           Standby letters of credit ....................................................              12                 16
                                                                                           ---------------    ---------------
                                                                                           $        4,758     $        4,671
                                                                                           ===============    ===============

Impact of Inflation

         The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-32 of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income - Years Ended December 31, 1997 and 1996

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997 and 1996

     Consolidated Statements of Cash Flows - Years Ended December 31, 1997 and 1996

     Notes to Consolidated Financial Statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 15, 1997, the Company's Board of Directors elected to dismiss Stewart, Fowler & Stalvey, P.C. as the Company's independent auditors. The report of Stewart, Fowler & Stalvey, P.C. accompanying the Company's financial statements as of and for the years ended December 31, 1996 and 1995, did not contain an adverse opinion, or a disclaimer of opinion, and was not modified with respect to uncertainty, audit scope or accounting principles.

         On August 15, 1997, the Company engaged Mauldin & Jenkins, LLC of Albany, Georgia as its new certifying accountant. The Company did not consult with Mauldin & Jenkins, LLC regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements.

         The decision of the Company to engage new certifying accountants was approved by its Board of Directors. There were, during the two most recent fiscal years of the Company and for the period of January 1, 1997 through August 15, 1997, no disagreements, whether resolved or unresolved, with Stewart, Fowler & Stalvey, P.C. with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to its satisfaction would have caused Stewart, Fowler & Stalvey, P.C. to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


DIRECTORS

         The members of the Board of Directors of the Company are elected by the shareholders. The directorships of the Company are divided into three classes, with the members of each class serving three-year terms and the shareholders of the Company elect one class annually.

         The following table and accompanying notes sets forth the name, age, business experience during the past five years, the year he first became a director and the year in which his current term will expire of each of the Directors of the Company as of December 31, 1997.

                                                                                                                Director's
                                                                                                   Director        Term
                      Name                      Age                     Position                    Since         Expires
       -----------------------------------  ------------- -------------------------------------  ------------- --------------

       Board Nominees:
          William C. Ellis, Jr.                  53       Director                                   1990          1998
          Ralph G. Evans                         41       Director                                   1990          1998

       Directors Continuing in Office:
          A. Curtis Farrar, Jr.                  53       Director                                   1990          1999
          Norman E. Fletcher                     60       Director                                   1990          1999
          Milton G. Clements                     49       Director                                   1990          2000
          Robert L. Cation                       53       Chairman of the Board of Directors         1990          2000
          Jeffery W. Johnson                     48       Director                                   1997          2000

Executive Officers

         The following table and accompanying notes set forth the name, age and business experience during the past five years of individuals who are the executive officers of the Company and the Bank and all persons chosen to become executive officers.

           Name                     Age                              Position with the Company and the Bank
---------------------------    --------------      --------------------------------------------------------------------------

Robert L. Cation                    53             Chairman of the Board of FNC Bancorp, Inc.
                                                   Chairman of the Board of First National Bank of Coffee County

Jeffery W. Johnson                  48             President and CEO of FNC Bancorp, Inc.
                                                   President and CEO of First National Bank of Coffee County

Al D. Ross                          34             Executive Vice President of First National Bank of Coffee County

Leonard W. Thomas                   37             Senior Vice President and CFO of First National Bank of Coffee County

Ralph G. Evans                      41             Secretary of FNC Bancorp, Inc.

                                       40

Business Experience

         Effective May 15, 1997, Jeffery W. Johnson was employed as President and CEO of the Company and the Bank as well as elected as a director of the Bank. Mr. Johnson has twenty-five years experience in banking. He most recently served as President of First State Bank in Cordele, Georgia, a position he held for ten years. Prior to his tenure with First State Bank, Mr. Johnson served as CEO of Commercial State Bank, Donalsonville, Georgia, as a Vice President of the Bank of Perry, Perry, Georgia and as a Banking Officer at C & S National Bank in Athens, Georgia. Mr. Johnson is a native of Soperton, Georgia, a graduate of the University of Georgia and the School of Banking at Louisiana State University. He has served as a directory of the Small Business Administration's Advisory Board, is a past President of the Cordele Chamber of Commerce and is a delegate to the 1998 Congressional Conference on Small Business.

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

         Leonard W. Thomas is Senior Vice President and CFO of First National Bank of Coffee County. His responsibilities include supervision of the Bank's investment, bookkeeping and accounting operations. He has over 12 years of bank audit and management experience and is on the Steering Committee of the Community Bankers Association's Financial Manager's Forum.

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

         A. Curtis Farrar, Jr. is an Organizer of the Company and the Bank. Mr. Farrar also is a Director of the Company and the Bank. He is presently Senior Partner with the law firm of Farrar and Hennesy. Since 1973, Mr. Farrar has served as a Juvenile Court Judge in Douglas and is presently serving as chairman of the Georgia Board of Natural Resources. From 1987 to 1989, Mr. Farrar served on the Georgia Governor's Task Force on Drug Awareness and Prevention.

     Norman E. Fletcher is an Organizer of the Company and the Bank. Mr. Fletcher also is a Director of the Company and the Bank. He is President of Fletcher Oil Company and Floco, Inc. all of which are wholesale oil companies. He also serves as President of Quick Change, Inc. convenience store chain in south Georgia. Mr. Fletcher is an active member, deacon and Gideon of the First Baptist Church in Douglas, and since January 1990, has served ad Chairman of the Job Training Program in the area.

     Unless stated otherwise, each of the above-named persons has been engaged in his or her present occupation for more than the past five years.

         There are no family relationships among directors, executive officers, or persons nominated or chose by the Company to become directors or executive officers.

ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

         The Company does not separately compensate any of its executive officers. The following table sets forth the annual and long-term compensation paid to the Company's and the Bank's Chief Executive Officer for the most recent and previous two fiscal years and to each executive officer of the Company and the Bank whose cash compensation exceeded $100,000 during 1997.

                                                                                       Long-Term Compensation
                                                                        ------------------------------------------------------
                                      Annual Compensation                      Awards                Payouts
                                 -------------------------------------- --------------------------  -----------
                                                             Other      Restricted    Securities
         Name                                               Annual         Stock      Underlying       LTP        All Other
       Principal                   Salary      Bonus     Compensation    Award(S)      Options       Payouts     Compensation
       Position           Year      ($)         ($)         ($) (1)         ($)        SARS (#)        ($)           ($)
------------------------ ------- ----------- ----------- -------------- ------------ -------------  -----------  -------------

Jeffery W. Johnson        1997   $   72,000  $        -  $           -  $         -    14,640       $        -   $        772
   President  and CEO
   of FNC Bancorp, Inc.
   and First National
   Bank
   of Coffee  County

Timothy J. Palmer (2)     1996       71,186           -              -            -         -                -              -
   President and          1995       90,000      13,950              -            -     3,642(3)             -              -
   CEO of FNC
   Bancorp, Inc. and
   First National Bank
   of Coffee County

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses reported for such person.

(2) Mr. Palmer left the Company on May 19, 1996. Jeffery W. Johnson began employment April 1, 1997 and was elected
         President and CEO of the Bank and the Company on May 15, 1997.

(3) Transferred to other Directors as of December 31, 1996.

         Until Mr. Palmer's resignation on May 19, 1996, his compensation was governed by an employment agreement which became effective January 1, 1995. The 1995 employment agreement provided Mr. Palmer with a base salary of $90,000 annually. The 1995 employment agreement also provided for incentive compensation in the form of bonuses to be paid to Mr. Palmer should certain performance levels related to asset growth and profitability be achieved as well as various fringe benefits. Following Mr. Palmer's resignation on May 19, 1996, the Board, in recognition of is past service, voted to pay his salary for three additional three (3) months and to continue his health, life and disability insurance until December 31, 1996 or until Mr. Palmer secures other employment, whichever was sooner.

         Upon Mr. Palmer's resignation, Mr. Robert L. Cation was elected to serve as interim President and CEO. Mr. Cation received no compensation for his services in that capacity.

         The Board of Directors, after consulting with others in the banking industry and legal counsel negotiated an employment agreement with Jeffery W. Johnson which commenced on April 1, 1997 and will continue for a term ending April 30, 2000. Thereafter such employment agreement will continue from year to year unless and until terminated by either party. The Board of Directors relied upon information pertaining to comparable CEO compensation in the industry as well as its determination of the value of Mr. Johnson's previous experience in determining a fair and reasonable compensation package for Mr. Johnson as set forth in the new employment agreement. The terms and conditions of such employment agreement are summarized described below.

Employment Agreement

         The employment agreement (the "Agreement") provides Mr. Johnson with a base salary of $96,000 annually during the initial term of the Agreement. After the initial fiscal year, the base salary may be increased at the discretion of the Board. The Agreement also provides for incentive compensation in the form of bonuses to be paid to Mr. Johnson should certain performance levels related to profitability be achieved. Mr. Johnson may receive a bonus equal to fifty per cent (50%) of the amount by which the Company's net income exceeds return on equity benchmarks determined as set forth in the Agreement. The return on equity benchmark for the 1997 fiscal year is 9.5%. For subsequent years, the benchmark will be determined by the Board of Directors or a compensation committee thereof. These bonuses are capped at $35,000 for the first fiscal year, $45,000 for the second fiscal year and $50,000 for the third fiscal year. Mr. Johnson is afforded the right under the Agreement to elect to receive the amount of such incentive bonus in the form of non-qualified stock options provided that the total number of stock options issued under this election shall not exceed 25,000 shares. As an additional inducement to Mr. Johnson to accept employment with the Bank, the Company has agreed to issued stock options for 25,000 shares of the first two years of employment and 8,334 in the third year. All such stock options will provide for a strike price of $10 per share and shall have a term of seven years after the date of issuance or vesting, as applicable. In addition, Mr. Johnson will receive a one-time cash bonus of $10,000 upon his brining the Bank to an overall "2" rating with the Office of the Comptroller of the Currency.

         Upon Mr. Palmer's resignation, the remaining directors of the Bank purchased from Mr. Palmer 5,000 shares of common stock and Mr. Palmer's stock options for 10,926 shares in the Company. As an additional inducement to Mr. Johnson to become employed by the Company and the bank, each of the directors agreed to assign to Mr. Johnson their portion of these stock options for 10,926 shares provided that he exercises one-half of these options within twelve months of this employment and the remaining half within twenty-four months. If he does not exercise these options within the required times, they will revert to the directors. If Mr. Johnson acquired all of the shares of stock available to him by stock option under his employment agreement or from the Bank's directors, then he would own 65,926 shares of the Company's stock which would represent 14.1% of the issued and outstanding stock of the Company assuming that no other holder of options or warrants exercised their rights to acquire additional stock.

         The Agreement also provides for hospitalization and major medical insurance coverage for Mr. Johnson; term life insurance; disability insurance; an automobile; membership in a social club suitable for conducting banking business and reimbursement for expenses incurred on behalf of the Bank. The Agreement also provides $3,000 in reimbursement of the cost of moving his household goods to Douglas, Georgia. In lieu of a cash payment for reimbursement for duplicate housing while Mr. Johnson sells his home in Cordele, the Bank has made a house it purchased at foreclosure available for Mr. Johnson's use until he secures permanent housing in Douglas or until a buyer for that house is obtained.

         The Agreement will provide that, if the Bank terminates the Agreement without cause during the first three years of its term, Mr. Johnson will receive severance pay equal to twelve months base salary. In the event of a change in control of the Bank, Mr. Johnson will receive severance pay equal to two years base salary unless he is offered equivalent employment with the acquiring party and remains employed in such capacity for at least six months.

         In addition, the employment agreement will provide that following termination of his employment with the Bank, Mr. Johnson will not engage in any banking activities in which he was engaged at the time of his employment within a fifty mile radius of Douglas, Georgia for a period of one year following termination.

Other Executive Compensation

         With respect to compensation paid to executive officers other than the CEO, the Board of Directors has offered competitive salaries in comparison to market practices when hiring. Subsequent raises are based upon a comparison of current market conditions and management's subjective valuation of job performance. The Bank paid bonuses to certain executive officers in December 1996. These bonuses were based upon an evaluation of the job performance of each individual executive officer as well as a comparison of current market conditions. Subject to shareholder approval of a stock option plan, the Board does intend to award stock options in the future to certain key executive officers as an incentive to job performance. The Board will also consider additional cash bonuses for certain executive officers again in consideration of job performance and market conditions.

Director Compensation

         Currently, directors are reimbursed for expenses in connection with the performance of their duties but receive no directors' fees.

         The following table sets forth certain information concerning each grant of options to purchase the Company's common stock made during the 1997 fiscal year to the persons named in the Summary Compensation Table.

                                                                         Individual Grants
                                           ------------------------------------------------------------------------------
                                                                  % of Total
                                            Number of               Options
                                              Shares              Granted to
                                            Underlying             Employees            Exercise or
                                             Options               in Fiscal             Base Price          Expiration
                  Name                     Granted (#)               Year                  ($/SH)               Date
       ----------------------------        -------------        ----------------       ---------------       ------------

       Jeffery W. Johnson                        39,640                 100%           $           10           2007

         The following table sets forth certain information regarding the exercise of stock options in the 1996 fiscal year by the person named in the Summary Compensation Table and the Value of options held by such person at the end of such fiscal year.


                                Shares                          Number of Securities             Value of Unexercised
                             Acquired on      Value (1)        Underlying Unexercised            In-The-Money Options
             Name            Exercise (#)   Realized ($)      Options at Year End (#)             at Year End ($) (2)
     ---------------------  --------------- -------------- -------------------------------  --------------------------------
                                                            Exercisable    Unexercisable      Exercisable    Unexercisable
                                                           --------------- ---------------  ---------------- ---------------


     Jeffery W. Johnson                  -  $           -          33,899          16,667   $             -  $            -

(1) Values are calculated by subtracting the exercise or base price from the fair market value of the stock as of the exercise date or fiscal year end, as appropriate, which is assumed to be the same price at which the stock was initially sold in 1991, due to the lack of an established trading market.

(2) Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price to be $ - - for the reason stated in (1) above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Principal Shareholders

         The  following  table  presents  as  of  December  31,  1997,   certain
information regarding the Company's common stock owned by each person who beneficially owns more than 5% of the shares of the Company's common stock.

                                                                              -------------------        -----------------
                                                                                  Amount and
                                                                                  Nature of
                                           Name and Address of                    Beneficial                Percent of
          Title of Class                    Beneficial Owner                      Ownership                   Class
        --------------------        ----------------------------------        -------------------        -----------------

              Common                Carl C. Atkinson                                  25,715   5                 6.34%
                                    Rt. 2, Box 777
                                    Broxton, Georgia 31519

              Common                Robert L. Cation                                  26,465                     6.52
                                    1206 Hampton Road
                                    Douglas, Georgia  31533

              Common                William C. Ellis, Jr.                             26,714                     6.58
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                    31,264 6                   7.71
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                             26,464                     6.52
                                    308 Dogwood Avenue
                                    Douglas, Georgia  31533

              Common                Norman E. Fletcher                                26,014 7                   6.41
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

5 Includes 12,500 shares held in the name of Malklean B. Atkinson, wife of Carl C. Atkinson.

6 Includes 600 shares held in the name of Cady Suzanne Evans, daughter of Ralph G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

7 Includes 200 shares held in the name of CEDE & Company F/B/O Norman E. Fletcher IRA and 200 shares held in the name of CEDE & Company F/B/O Marvelyne G. Fletcher (wife of Normal E. Fletcher) IRA.

Stock Ownership by Management

         The following table presents as of December 31, 1997, certain information regarding the Company's common stock owned (i) by each of the Company's directors and (ii) by all directors and executive officers of the Company as a group.

                                                                                  Amount and
                                                                                  Nature of
                                           Name and Address of                    Beneficial                Percent of
          Title of Class                    Beneficial Owner                      Ownership                   Class
        --------------------        ----------------------------------        -------------------        -----------------

              Common                Robert L. Cation                                  26,465                     6.52%
                                    1206 Hampton Road
                                    Douglas, Georgia  31533

              Common                Milton G. Clements                                18,314 8                   4.51



              Common                William C. Ellis, Jr.                             26,714 9                   6.58
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                    31,264                     7.71
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                             26,464                     6.52
                                    308 Dogwood Avenue
                                    Douglas, Georgia  31533

              Common                Norman E. Fletcher                                26,014 10                  6.41
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

        All directors and executive officers as a group (10 persons)                 155,235                    38.26%
                                                                               ===============            =================

8   Includes 1,000 shares held in the name of Laura B. Clements,  wife of Milton
    G. Clements, 1,000 shares held in the name of Milton Bryan Clements, son of Milton G. Clements, 1,000 shares held in the name of Steven Griffin Clements, son of Milton G. Clements, 1,000 shares held in the name of William Donovan Clements, son of Milton G. Clements.

9 Includes 600 shares held in the name of Cady Suzanne Evans, daughter of Ralph G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

10 Includes 200 shares held in the name of CEDE & Company F/B/O Norman E. Fletcher IRA and 200 shares held in the name of CEDE & Company F/B/O Marvalyne G. Fletcher (wife of Norman E. Fletcher) IRA.

         The following contains information with respect to the common stock owned as of the record date (i) by directors and executive officers of the Company and (ii) by all directors and executive officers of the Company as a group, who are deemed to be the beneficial owners of additional shares of the common stock of the Company through their right to exercise warrants or stock options. The percent owned is calculated for each individual upon the assumption that they have exercised all of their warrants or stock options while no other holder of warrants or options has done so. The percent owned of the group is calculated upon the assumption that all such individuals have simultaneously exercised all of their warrants and options.

                                                                                               Number of          % Owned
                                           Number of                                           Shares and       (Including
                   Name of                   Shares         Number of       Number of           Options/         Options/
              Beneficial Owner             Issued 11       Warrants 12       Options          Warrants 13      Warrants) 14
       --------------------------------  ---------------  --------------  ---------------   -----------------  --------------

       Robert L. Cation                          26,465          25,000            1,561              53,026        12.27%
       Milton G. Clements                        18,314          12,500            1,561              32,375         7.71
       William C. Ellis, Jr.                     26,714          25,000            1,561              53,275        12.32
       Ralph G. Evans                            31,264          25,000            1,561              57,825        13.38
       A. Curtis Farrar, Jr.                     26,464          25,000            1,560              53,024        12.27
       Norman E. Fletcher                        26,014          25,000            1,561              52,575        12.16
                                         ---------------  --------------  ---------------   -----------------  --------------
          All directors and executive
             officers as a group
             (6 persons)                        155,235         137,500            9,365             302,100        54.42%
                                         ===============  ==============  ===============   =================  ==============

         Under Mr. Jeffery W. Johnson's pending employment agreement and under agreements with the Bank's directors individually, he acquired the rights to acquire certain stock options and stock of the Company. If Mr. Johnson acquired all of the shares of stock available to him by stock option under his employment agreement or from the Bank's directors, then he would own 65,926 shares of the Company's stock which would represent 14.1% of the issued and outstanding stock of the Company assuming that no other holder of options or warrants exercised their rights to acquire additional stock.

11 Taken from the previous table except as noted.

12 In recognition of the efforts and financial risks undertaken by the directors and executive officers in organizing the Company and the Bank, the directors and executive officers named above were granted warrants to purchase one share of common stock for each share purchased in the original offering, however, such persons elected to acquire a total of only 142,500 such warrants. Upon exercise, each warrant will entitle the holder to purchase one share of the common stock of the company at a price equal to $10 per share (the same price at which the shares were initially sold to the public) unless the Bank is, at that time, required to raise capital to meet its regulatory guidelines in which case the exercise price will be greater of $10 per share or the book value per share of the common stock of the Company as reflected in the Company's quarterly financial report for the quarter and immediately prior to the exercise of the warrant. Subject to certain limitations, the warrants are exercisable for a period of ten (10) years from the date of the Company's stock offering.

13 Includes shares deemed to be beneficially owned through the right to exercise warrants or stock options exercisable within sixty (60) days of the record date.

14 Based upon 405,710 shares outstanding as of the record date and as adjusted for warrants or stock options exercisable within sixty (60) days of the record date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bank Loans to Affiliates

         The Directors, officers and employees of the Company and the Bank, as well as individuals, firms and companies with which they are associated, have or are anticipated to have banking transactions with the Bank. Subject to applicable laws, the Bank has a policy of offering loans to its eligible employees (i.e., employees other than Directors, executive officers and holders of more than ten percent of the Company's outstanding Common Stock, as well as affiliates of such persons) at favorable interest rates which generally will be equal to or in excess of the Bank's prime lending rate at the time of the loan. Loans to directors, executive officers, controlling shareholders and their affiliates are made at the prevailing interest rate for comparable loans to unaffiliated borrowers. In all respects other than the rate of interest charged on loans to eligible employees, loans by the Bank to directors, officers, employees and controlling shareholders, as well as to affiliates of such persons, are extended only in the ordinary course of business and on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability or present other unfavorable features. Bank policy also requires that any loans by the Bank to any of its directors or executive officers aggregating in excess of $25,000 must be approved by the affirmative vote of a majority of the Board of Directors at a meeting in which any interested director has abstained from participating, either directly or indirectly.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits required by Item 601 of Regulation S-B.

Exhibit
  No.                             Description
------                            ----------------------------------------------
  3.1                             Articles of Incorporation of the Registrant,
                                  (filed as Exhibit 3.1 to the Registrant's Form
                                  S-18 (File Number 33-37078), as amended.)

  3.2                             Bylaws of the Registrant  (filed as Exhibit
                                  3.2 to the  Registrant's Form S-18(File Number
                                  33-37078), as amended.)

  10.1                            Form of subscription Agreement(filed as
                                  Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB (File Number 33-37078), filed with the Commission for the year ended
                                  December 31, 1990 and incorporated herein by reference.)

  10.2                            Form of  Organizer's  Warrant  (filed as
                                  Exhibit 10.2 to the  Registrant's Form S-18
                                  (File Number 33-37078), as amended.)

  10.3                            1997 Incentive Stock Option Plan filed
                                  herewith electronically.

  10.4                            Executive Employment Agreement with Jeffery W.
                                  Johnson filed herewith electronically.

  21.1                            Subsidiaries  of  the  Registrant.  (filed  as
                                  Exhibit 21.1 to the Registrant's Annual Report
                                  on Form 10-KSB (File Number  33-37078),  filed
                                  with  the   Commission   for  the  year  ended
                                  December 31, 1996 and  incorporated  herein by
                                  reference.)

  24                              Power of  Attorney  relating  to this  Annual
                                  Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

  27                              Financial Data Schedule

  (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FNC BANCORP, INC.

 Date:    March 26, 1998     By: /s/ Jeffery W. Johnson
          -------------     -------------------------------
                            Jeffery W. Johnson, President, Chief Executive
                            Officer and Director


                                POWER OF ATTORNEY

         KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffery W. Johnson as his attorney-in-fact, acting with full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-KSB and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Exchange Act, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

 Date:   March 26, 1998     /s/ Jeffery W. Johnson
         --------------     ---------------------------------------------------
                            Jeffery W. Johnson, President
                            Chief Executive Officer and Director

 Date:   March 26, 1998     /s/ Robert L. Cation
         --------------     ---------------------------------------------------
                            Robert L. Cation, Director

 Date:   March 26, 1998     /s/ Milton C. Clements
         --------------     ---------------------------------------------------
                            Milton G. Clements, Director

 Date:   March 26, 1998     /s/ William C. Ellis, Jr.
         --------------     ---------------------------------------------------
                            William C. Ellis, Jr., Director

 Date:   March 26, 1998     /s/ Ralph G. Evans
         --------------     ---------------------------------------------------
                            Ralph G. Evans, Director

 Date:   March 26, 1998     /s/ A. Curtis Farrar, Jr.
         --------------     ---------------------------------------------------
                             A. Curtis Farrar, Jr., Directo

 Date:   March 26, 1998     /s/ Norman E. Fletcher
        ---------------     ---------------------------------------------------
                            Norman E. Fletcher, Director

                                FNC BANCORP, INC.

                                  EXHIBIT INDEX

Exhibit
   No.                            Description
-------                           ---------------------------------------------
3.1                               Articles of Incorporation of the Registrant,
                                  (filed as Exhibit 3.1 to the Registrant's Form
                                  S-18 (File Number 33-37078), as amended.)

3.2                               Bylaws of the Registrant  (filed as Exhibit
                                  3.2 to the  Registrant's  Form S-18 (File
                                  Number 33-37078), as amended.)

10.1                              Form of subscription Agreement (filed as
                                  Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB (File Number 33-37078), filed with the Commission for the year ended
                                  December 31, 1990 and incorporated herein by reference.)

10.2                              Form of  Organizer's  Warrant  (filed as
                                  Exhibit 10.2 to the  Registrant's Form S-18
                                  (File Number 33-37078), as amended.)

10.3                              1997 Incentive Stock Option Plan filed
                                  herewith electronically.

10.4                              Executive Employment Agreement with Jeffery W.
                                  Johnson filed herewith electronically.

21.1                              Subsidiaries  of  the  Registrant.  (filed  as
                                  Exhibit 21.1 to the Registrant's Annual Report
                                  on Form 10-KSB (File Number  33-37078),  filed
                                  with  the   Commission   for  the  year  ended
                                  December 31, 1996 and  incorporated  herein by
                                  reference.)

24                                Power of  Attorney  relating  to this  Annual
                                  Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

27                                Financial Data Schedule


                                                                                                                        Page

INDEPENDENT AUDITOR'S REPORTS....................................................................................F-1 and F-2

FINANCIAL STATEMENTS

     Consolidated balance sheets.........................................................................................F-3
     Consolidated statements of operation................................................................................F-4
     Consolidated statements of stockholders' equity.....................................................................F-5
     Consolidated statements of cash flows.......................................................................F-6 and F-7
     Notes to consolidated financial statements...................................................................F-8 - F-33


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia


     We have audited the accompanying consolidated balance sheet of FNC Bancorp, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operation, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FNC Bancorp, Inc. and Subsidiary for the year ended December 31, 1996 were audited by other auditors whose report, dated February 6, 1997, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNC Bancorp, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





Albany, Georgia
January 30, 1998                                /s/ Mauldin & Jenkins, LLC

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia

     We have audited the consolidated balance sheet of FNC Bancorp, Inc., and Subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are included for comparative purposes in the "Consolidated Financial Report" for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FNC Bancorp, Inc. and Subsidiary as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.





Valdosta, Georgia
February 6, 1997                        Stewart, Fowler & Stalvey, P.C.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                    Assets
                                    ------                                               1997                    1996
                                                                               ---------------------   ---------------------

Cash and due from banks ...................................................... $          4,891,736    $          4,896,285
Interest-bearing deposits in banks ...........................................               32,864                  21,337
Federal funds sold ...........................................................               34,000               7,249,000
Securities available for sale, at fair value (Note 2) ........................            6,499,422               7,829,126

Loans (Note 3) ...............................................................           31,679,747              27,345,643
Less allowance for loan losses (Note 3) ......................................            1,159,173               1,520,385
                                                                               ---------------------   ---------------------
          Loans, net .........................................................           30,520,574              25,825,258
                                                                               ---------------------   ---------------------

Premises and equipment, net (Note 4) .........................................            1,655,030               1,682,081
Other assets .................................................................            1,169,108               1,607,655
                                                                               ---------------------   ---------------------

                                                                               $         44,802,734    $         49,110,742
                                                                               =====================   =====================

                     Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand ............................................... $          7,708,349    $          9,409,021
    Interest-bearing demand ..................................................            6,819,767               7,253,382
    Savings ..................................................................            1,832,359               1,778,551
    Time, $100,000 and over ..................................................            6,116,839               5,363,454
    Other time ...............................................................           16,570,685              18,740,193
                                                                               ---------------------   ---------------------
              Total deposits .................................................           39,047,999              42,544,601
    Notes payable, directors  (Note 6) .......................................              500,000                 500,000
    Federal funds purchased ..................................................              430,000                       -
    Other borrowings (Note 5) ................................................            1,075,000               2,485,000
    Other liabilities ........................................................              466,537                 647,569
                                                                               ---------------------   ---------------------
          Total liabilities ..................................................           41,519,536              46,177,170
                                                                               ---------------------   ---------------------

Commitments and contingent liabilities (Note 11)

Stockholders' equity
    Preferred stock, par value $1; 10,000,000 shares
        authorized, no shares issued .........................................                    -                       -
    Common stock, par value $1; 10,000,000 shares
        authorized 405,710 issued and outstanding ............................              405,710                 405,710
    Capital  surplus .........................................................            3,610,541               3,610,541
    Accumulated deficit ......................................................             (743,019)             (1,084,329)
    Unrealized gains on securities available
        for sale, net of tax .................................................                9,966                   1,650
                                                                               ---------------------   ---------------------

          Total stockholders' equity .........................................            3,283,198               2,933,572
                                                                               ---------------------   ---------------------

                                                                               $         44,802,734    $         49,110,742
                                                                               =====================   =====================

                See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATION
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                         1997                      1996
                                                                                  --------------------   ---------------------
Interest income
    Interest and fees on loans .................................................. $         2,697,495    $          3,118,357
    Interest on taxable securities ..............................................             510,346                 320,422
    Interest on deposits in other banks .........................................                 692                   4,506
    Interest on Federal funds sold ..............................................             173,093                 274,544
                                                                                  --------------------   ---------------------
                                                                                            3,381,626               3,717,829
                                                                                  --------------------   ---------------------

Interest expense
    Interest on deposits ........................................................           1,506,970               1,795,263
    Interest on other borrowings ................................................             139,260                 135,694
                                                                                  --------------------   ---------------------
                                                                                            1,646,230               1,930,957
                                                                                  --------------------   ---------------------

          Net interest income ...................................................           1,735,396               1,786,872
Provision for loan losses (Note 3) ..............................................              30,450               2,305,174
                                                                                  --------------------   ---------------------
          Net interest income (loss) after provision for loan losses ............           1,704,946                (518,302)
                                                                                  --------------------   ---------------------

Other income
    Service charges on deposit accounts .........................................             346,136                 366,116
    Other service charges, commissions and fees .................................              18,031                  18,392
    Net realized gains on securities available for sale .........................                 900                     761
    Origination fees on mortgage loans ..........................................              19,291                  21,564
    Other .......................................................................              38,034                  26,572
                                                                                  --------------------   ---------------------
                                                                                              422,392                 433,405
                                                                                  --------------------   ---------------------

Other expenses
    Salaries and employee benefits (Note 7) .....................................             805,041                 871,840
    Equipment expense ...........................................................             140,235                 108,202
    Occupancy expense ...........................................................              92,868                 105,261
    Amortization of intangible assets ...........................................                   -                  15,240
    Accounting expenses .........................................................              96,885                  44,765
    Advertising expense .........................................................              39,613                  60,891
    Data processing expenses ....................................................              62,403                  66,284
    Printing and office supplies ................................................              54,077                  60,865
    Other operating expenses ....................................................             318,226                 319,019
                                                                                  --------------------   ---------------------
                                                                                            1,609,348               1,652,367
                                                                                  --------------------   ---------------------

          Income (loss) before income taxes .....................................             517,990              (1,737,264)

Applicable income taxes (benefit) (Note 8) ......................................             176,680                (590,932)
                                                                                  --------------------   ---------------------

          Net income (loss) ..................................................... $           341,310    $         (1,146,332)
                                                                                  ====================   =====================

Income (loss) per common share - basic and diluted .............................. $              0.84    $              (2.83)
                                                                                  ====================   =====================

                See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                                 Unrealized
                                                                                                   Gains
                                                                                                (Losses) on
                                                                                                 Securities
                                                                                 Retained        Available         Total
                                      Common Stock             Capital           Earnings        for Sale,     Stockholders'
                               ---------------------------
                                 Shares       Par Value        Surplus           (Deficit)       Net of Tax       Equity
                               -----------  -------------- ----------------  ------------------ ------------- ----------------

Balance, December 31, 1995        405,710   $     405,710  $     3,610,541   $          62,003  $       (867) $     4,077,387
    Net (loss) ...............          -               -                -          (1,146,332)            -       (1,146,332)
    Net change in unrealized
        gains (losses) on
        securities available for
        sale, net of tax .....          -               -                -                   -         2,517            2,517
                               -----------  -------------- ----------------  ------------------ ------------- ----------------
Balance, December 31, 1996 ...    405,710         405,710        3,610,541          (1,084,329)        1,650        2,933,572
    Net income ...............          -               -                -             341,310             -          341,310
    Net change in unrealized
        gains (losses) on
        securities available for
        sale, net of tax .....          -               -                -                   -         8,316            8,316
                               -----------  -------------- ----------------  ------------------ ------------- ----------------
Balance, December 31, 1997 ...    405,710   $     405,710  $     3,610,541   $        (743,019) $      9,966  $     3,283,198
                               ===========  ============== ================  ================== ============= ================


                See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                         1997                      1996
                                                                                 ---------------------   ---------------------
OPERATING ACTIVITIES
    Net income (loss) .......................................................... $            341,310    $         (1,146,332)
                                                                                 ---------------------   ---------------------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation ...........................................................              134,383                 108,536
        Amortization of intangible assets ......................................                    -                  15,240
        Provision for loan losses ..............................................               30,450               2,305,174
        Provision for deferred income taxes ....................................              176,680                (469,677)
        Net realized gains on securities available for sale ....................                 (900)                   (761)
        Net accretion of investment securities .................................              (18,782)                (31,305)
        (Increase) decrease in interest receivable .............................              174,393                 (70,743)
        Decrease in interest payable ...........................................             (154,199)                (30,647)
        Decrease in taxes payable ..............................................                    -                 (55,195)
        Decrease in prepaid taxes ..............................................               66,360                       -
        Other prepaids, deferrals and accruals, net ............................              (10,003)               (110,414)
                                                                                 ---------------------   ---------------------
              Total adjustments ................................................              398,382               1,660,208
                                                                                 ---------------------   ---------------------

              Net cash provided by operating activities ........................              739,692                 513,876
                                                                                 ---------------------   ---------------------

INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks ..................              (11,527)                617,230
    Proceeds from sales of securities available for sale .......................            1,123,667                 500,000
    Purchases of securities available for sale .................................           (4,538,046)             (7,657,138)
    Proceeds from maturities of securities available for sale ..................            4,776,365               3,845,819
    Proceeds from maturities of securities held-to-maturity ....................                    -                 710,000
    (Increase) decrease in Federal funds sold ..................................            7,215,000              (3,429,000)
    Increase (decrease) in loans, net ..........................................           (4,725,766)              3,347,601
    Purchase of premises and equipment .........................................             (107,332)                (96,604)
                                                                                 ---------------------   ---------------------

              Net cash provided by (used in) investing activities ..............            3,732,361              (2,162,092)
                                                                                 ---------------------   ---------------------

FINANCING ACTIVITIES
    Decrease in deposits .......................................................           (3,496,602)             (2,640,943)
    Increase in Federal funds purchased ........................................              430,000                       -
    Increase (decrease) in other borrowings ....................................           (1,410,000)              1,890,000
    Proceeds from notes payable ................................................                    -                 500,000
                                                                                 ---------------------   ---------------------

              Net cash used in financing activities ............................           (4,476,602)               (250,943)
                                                                                 ---------------------   ---------------------

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                         1997                      1996
                                                                                  --------------------   ---------------------

Net decrease in cash and due from banks ........................................  $            (4,549)   $         (1,899,159)

Cash and due from banks at beginning of year ...................................            4,896,285               6,795,444
                                                                                  --------------------   ---------------------

Cash and due from banks at end of year .........................................  $         4,891,736    $          4,896,285
                                                                                  ====================   =====================

SUPPLEMENTAL DISCLOSURES
    Cash paid (received) during the year for:
        Interest ...............................................................  $         1,800,429    $          1,961,604

        Income taxes ...........................................................  $           (66,360)   $            121,555

NONCASH TRANSACTION
    Net change in unrealized gains (losses) on securities
        available for sale .....................................................  $            12,600    $              3,814


                See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Business

                     FNC Bancorp, Inc. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, First National Bank of Coffee County, (the Bank). The Bank is a commercial bank located in Douglas, Coffee County, Georgia. The Bank provides a full range of banking services in its primary market area of Coffee County and the surrounding counties.

                  Basis of Presentation

                     The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

                     The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

                     The principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

                  Cash and Cash Equivalents

                     Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and cash equivalents. Cash flows from loans originated by the Bank, deposits, interest-bearing deposits, and Federal funds purchased and sold are reported at net.

                     The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Securities

                     Securities are classified based on management's intention on the date of purchase. Securities which management has the intent to hold for an indefinite period of time, but not necessarily to maturity, are classified as available for sale and are recorded at fair value with net unrealized gains and losses included in stockholders' equity, net of tax.

                     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

                 Loans

                     Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

                     Loan origination fees and certain direct costs of loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

                     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loans (Continued)

                     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed.

                     A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                  Premises and Equipment

                     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                  Other Real Estate Owned

                     Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                 Income Taxes

                     Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

                     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

                     The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                 Earnings (Loss) Per Common Share

                     Basic earnings (loss ) per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and potential common shares that have a dilutive effect on earnings
                     (loss).

                 Current Accounting Developments

                     In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 by the FASB in December 1996, certain provision of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Current Accounting Developments (Continued)

                     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement simplifies the standards for computing earnings per share previously set forth in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international earnings per Share ("EPS") standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

                     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues. expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                 Current Accounting Developments (Continued)

                     In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The statement requires that a business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the enterprise's general purpose financial statements. It requires that the enterprise report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and hold assets and about major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

                 Reclassifications

                     Certain  reclassifications  have  been  made  in  the  1996
                     consolidated   financial   statements  to  conform  to  the
                     presentation used in 1997.


NOTE 2.  SECURITIES

                  The amortized cost and approximate fair value of securities are summarized as follows:

                                                                         Gross           Gross
                                                     Amortized        Unrealized      Unrealized          Fair
                                                        Cost             Gains          Losses            Value
                                                  ---------------   --------------  --------------  ----------------
             Securities Available for Sale
                 December 31, 1997:
                   U. S. Government and agency
                     securities ................. $    6,010,722    $      16,702   $     (1,602)   $     6,025,822
                   Other investments ............        473,600                -               -           473,600
                                                  ---------------   --------------  --------------  ----------------
                                                  $    6,484,322    $      16,702   $     (1,602)   $     6,499,422
                                                  ===============   ==============  ==============  ================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2.  SECURITIES (Continued)

                                                                                   Gross           Gross
                                                               Amortized        Unrealized      Unrealized          Fair
                                                                  Cost             Gains          Losses            Value
                                                            ---------------   --------------  --------------  ----------------
                       Securities Available for Sale
                           December 31, 1996:
                             U. S. Government and agency
                               securities ................. $    7,217,273    $       8,431   $     (9,658)   $     7,216,046
                             Mortgage-backed securities ...        150,753            3,727               -           154,480
                             Other investments ............        458,600                -               -           458,600
                                                            ---------------   --------------  --------------  ----------------
                                                            $    7,826,626    $      12,158   $     (9,658)   $     7,829,126
                                                            ===============   ==============  ==============  ================

                  The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below:

                                                                                            Securities Available for Sale
                                                                                          ----------------------------------
                                                                                             Amortized            Fair
                                                                                               Cost               Value
                                                                                          ---------------   ----------------

                       Due in one year or less .......................................... $    2,972,772    $     2,975,570
                       Due from one year to five years ..................................      3,511,550          3,523,852
                                                                                          ---------------   ----------------
                                                                                          $    6,484,322    $     6,499,422
                                                                                          ===============   ================

                  Securities with a carrying value of $3,524,698 and $3,851,150 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

                  Gains and losses on sales of securities available for sale consist of the following:

                                                                                                     December 31,
                                                                                          ----------------------------------
                                                                                                1997               1996
                                                                                          ---------------    ---------------

                      Gross gains on sales of securities ................................ $        2,194     $          761
                      Gross losses on sales of securities ...............................         (1,294)                 -
                                                                                          ---------------    ---------------
                      Net realized gains (losses) on sales of securities available for
                      Sale .............................................................. $          900     $          761
                                                                                          ===============    ===============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                                                        December 31,
                                                                         -------------------------------------------
                                                                                  1997                   1996
                                                                         -------------------     -------------------

             Commercial and financial .................................. $        4,558,964      $        5,099,933
             Agricultural ..............................................          2,368,981               2,970,961
             Real estate - construction ................................          1,657,987                 810,989
             Real estate - mortgage, farmland ..........................          4,682,963               2,763,964
             Real estate - mortgage, other .............................         14,450,885              10,289,866
             Consumer instalment .......................................          3,959,967               5,409,930
                                                                         -------------------     -------------------
                                                                                 31,679,747              27,345,643
             Allowance for loan losses .................................         (1,159,173)             (1,520,385)
                                                                         -------------------     -------------------
             Loans, net ................................................ $       30,520,574      $       25,825,258
                                                                         ===================     ===================

                  The total recorded investment in impaired loans was $772,654 at December 31, 1997. Included in these loans were $654,438 that had a related allowance for loan loss of $139,461 at December 31, 1997. The average recorded investment in impaired loans for 1997 was $1,365,746. Interest income on impaired loans of $7,987 was recognized for cash payments received for the year ended December 31, 1997. There were no impaired loans in 1996.

                  Changes in the allowance for loan losses are as follows:

                                                                                                December 31,
                                                                                  ------------------------------------------
                                                                                          1997                   1996
                                                                                  -------------------    -------------------

                      Balance, beginning of year ................................ $        1,520,385     $          385,360
                         Provision charged to operations ........................             30,450              2,305,174
                         Loans charged off ......................................           (672,363)            (1,449,603)
                         Recoveries .............................................            280,701                279,454
                                                                                  -------------------    -------------------
                      Balance, end of year ...................................... $        1,159,173     $        1,520,385
                                                                                  ===================    ===================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

                  The Bank has granted loans to certain directors, executive officers and related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. The aggregate amount of loans to such related parties at December 31, 1997 was $176,987. During 1997, new loans to such related parties amounted to $380,880 and repayments amounted to $122,100.


NOTE 4.  PREMISES AND EQUIPMENT, NET

         Premises and equipment are summarized as follows:

                                                                                           December 31,
                                                                              ---------------------------------------
                                                                                     1997                  1996
                                                                              -----------------     -----------------

             Land ........................................................... $        372,676      $        372,676
             Buildings and improvements .....................................        1,064,078             1,064,078
             Equipment ......................................................          811,389               704,057
                                                                              -----------------     -----------------
                                                                                     2,248,143             2,140,811
             Accumulated depreciation .......................................         (593,113)             (458,730)
                                                                              -----------------     -----------------
                                                                              $      1,655,030      $      1,682,081
                                                                              =================     =================

                  Depreciation expense for the years ended December 31, 1997 and 1996 was $134,383 and $108,536, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5.  OTHER BORROWINGS

                  Other borrowings consist of the following:

                                                                                                    December 31,
                                                                                       ---------------------------------------
                                                                                              1997                  1996
                                                                                       -----------------     -----------------

                      Advances from the Federal Home Bank with interestat fixed
                      rates  which  averaged  5.67% at December  31,
                      1997  (5.55%  in  1996),   various  repayment  options,
                      maturities through May 16, 2005. ............................... $      1,075,000      $      2,485,000
                                                                                       =================     =================



                  The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans. The advances must be fully secured after discounting the qualifying loans at 75% of the principal balance outstanding.

                  Other borrowings at December 31, 1997 have maturities for the succeeding five years as follows:

                     Year ending December 31,
                        1998 .................................. $     1,010,000
                        1999 ..................................          10,000
                        2000 ..................................          10,000
                        2001 ..................................          10,000
                        2002 ..................................          10,000
                        Later years ...........................          25,000


NOTE 6.  NOTES PAYABLE TO DIRECTORS

                  Notes payable to directors in the amount of $500,000 consist of notes which were executed on December 26, 1996. Each of the notes accrues interest at the Bank's prime rate less 1%. There are no scheduled principal or interest payments during the first two years of the notes. Principal and interest payments in years three through five are subject to certain restrictions relative to the Bank's earnings and regulatory capital position. Each of the notes matures on December 27, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 7.  EMPLOYEE BENEFIT PLAN

                  The Bank has a 401(k) salary deferral plan which allows employees to defer up to 15% of their salary with partially matching Bank contributions. Bank contributions to this plan charged to expense amounted to $10,813 and $7,742 in 1997 and 1996, respectively.


NOTE 8.  INCOME TAXES

                  The provision for income taxes consists of the following:

                                                                                     Year Ended December 31,
                                                                              ---------------------------------------
                                                                                     1997                  1996
                                                                              -----------------    ------------------

             Current .......................................................  $              -     $       (121,255)
             Deferred ......................................................           176,680             (469,677)
                                                                              -----------------    ------------------
                                                                              $        176,680     $       (590,932)
                                                                              =================    ==================

                  The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                   December 31,
                                                              -------------------------------------------------------
                                                                        1997                         1996
                                                              --------------------------   --------------------------
                                                                 Amount       Percent         Amount        Percent
                                                              -------------  -----------   --------------  ----------

              Tax provision at statutory rate ............... $    176,117       34 %      $   (590,670)       34 %
              Increase (decrease) resulting from:
                 Other items, net ...........................          563        -                (262)        -
                                                              -------------  -----------   --------------  ----------
              Provision for income taxes .................... $    176,680       34 %      $   (590,932)       34 %
                                                              =============  ===========   ==============  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 8.  INCOME TAXES (Continued)

         The components of deferred income taxes are as follows:

                                                                                                   December 31,
                                                                                      ---------------------------------------
                                                                                            1997                  1996
                                                                                      -----------------     -----------------
                     Deferred tax assets:
                        Loan loss reserves .........................................  $        256,143      $        411,997
                         Net operating loss carryover ..............................           200,795               187,481
                                                                                      -----------------     -----------------
                                                                                               456,938               599,478
                                                                                      -----------------     -----------------

                     Deferred tax liabilities:
                        Depreciation ...............................................            83,377                49,237
                        Unrealized gain on securities available for sale ...........             5,134                   850
                                                                                      -----------------     -----------------
                                                                                                88,511                50,087
                                                                                      -----------------     -----------------

                     Net deferred tax assets .......................................  $        368,427      $        549,391
                                                                                      =================     =================


 NOTE 9. STOCK WARRANTS AND STOCK OPTION PLAN

                  Stock Warrants

                     In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase one share of common stock for each share purchased by them in the Company's common stock offering. The warrants became exercisable on the date the Bank opened for business and are exercisable in whole or in part at any time during the ten year period following that date, at an exercise price equal to $10 per share unless the Bank is required to raise capital to meet regulatory guidelines. In the event this occurs, the exercise price will be the greater of $10 per share or the book value per share of the common stock as reflected in the Company's quarterly financial report for the quarter ended immediately prior to the exercise of the warrant. The warrants are nontransferable, other than by will or the laws of descent and distribution, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 9.  STOCK WARRANTS AND STOCK OPTION PLAN (Continued)

                  Stock Option Plan

                     The Company approved a Stock Option Plan in 1997 that allows the Company to grant "incentive stock options" or "non-qualified stock options" up to 125,000 shares of common stock to key employees. The key employee "incentive stock options" are intended to qualify for favorable tax treatment under Section 422 of the Internal Revenue Code. The Stock Option Plan will be administered by the Board of Directors of the Company and will provide for the granting of options to purchase shares of the common stock to officers and other key employees of the Company and its subsidiary. The purchase price under all such options intended to qualify as incentive options will not be less than the fair market value of the shares of common stock on the date of grant. Options will be exercisable upon such terms as may be determined by the body administering the Stock Option Plan, but in any event, all options, whether intended to qualify as incentive options or not, will be exercisable no later than ten years after the date of grant.

                    A summary of the status of the plan at December 31, 1997 and 1996 and changes during the years ended on those dates is as follows:

                                                                              December 31,
                                                        ----------------------------------------------------------
                                                                    1997                          1996
                                                        ----------------------------   ---------------------------
                                                                       Weighted-                      Weighted-
                                                                        Average                        Average
                                                                        Exercise                      Exercise
                                                          Number         Price           Number         Price
                                                        -----------  ---------------   -----------  --------------

              Under option, beginning of year .........    148,426   $        10.00       153,426   $       10.00
                 Granted ..............................     39,640            10.00             -               -
                 Exercised ............................          -                -             -               -
                 Forfeited ............................          -                -       (5,000)           10.00
                                                        -----------                    -----------
              Under option, end of year ...............    188,066            10.00       148,426           10.00
                                                        ===========                    ===========

              Exercisable at end of year ..............    171,399                        148,426
                                                        ===========                    ===========

              Available for grant at end of year ......     85,360                              -
                                                        ===========                    ===========

              Weighted-average fair value per option
                 of options granted during the year ...  $    4.53                     $        -
                                                        ===========                    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 9.  STOCK WARRANTS AND STOCK OPTION PLAN (Continued)

                  Stock Option Plan (Continued)

                  A further summary about options outstanding at December 31, 1997 is as follows:


                                                        Options Outstanding                         Options Exercisable
                                         --------------------------------------------------   --------------------------------
                            Range                             Weighted-        Weighted-                          Weighted-
                             of                                Average          Average                            Average
                          Exercise           Number          Contractual       Exercise           Number          Exercise
                           Prices          Outstanding      Life in Years        Price         Outstanding          Price
                        --------------   ----------------   --------------   --------------   ---------------   --------------

                        $       10.00            148,426              3.9    $       10.00           148,426    $       10.00
                                10.00             25,000              9.3            10.00             8,333            10.00
                                10.00             14,640             10.0            10.00            14,640            10.00
                                         ----------------                                     ---------------
                                                 188,066             5.09            10.00           171,399            10.00
                                         ================                                     ===============

                  As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion
                  No.  25,  "Accounting  for  Stock  Issued to  Employees".  The
                  company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1997 and 1996. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share on a basic and diluted basis would have been reduced as follows:

                                                                                     December 31,
                                                          -------------------------------------------------------------------
                                                                        1997                              1996
                                                          ---------------------------------  --------------------------------
                                                                                Basic                            Basic Net
                                                               Net            Net Income           Net             (Loss)
                                                              Income          Per Share           (Loss)         Per Share
                                                          ---------------   ---------------  -----------------  -------------

                      As reported ....................... $      341,310    $         0.84   $    (1,146,332)   $     (2.83)
                      Stock based compensation,
                         net of related tax effect ......        (68,725)            (0.17)                -              -
                                                          ---------------   ---------------  -----------------  -------------
                      As adjusted ....................... $      272,585    $         0.67   $    (1,146,332)   $     (2.83)
                                                          ===============   ===============  =================  =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 9.  STOCK WARRANTS AND STOCK OPTION PLAN (Continued)

                  Stock Option Plan (Continued)

                                                                                    December 31,
                                                         --------------------------------------------------------------------
                                                                       1997                               1996
                                                         ---------------------------------  ---------------------------------
                                                                              Diluted                           Diluted Net
                                                              Net            Net Income           Net             (Loss)
                                                             Income          Per Share          (Loss)           Per Share
                                                         ---------------   ---------------  ----------------   --------------

                      As reported ...................... $      341,310    $         0.84   $   (1,146,332)    $      (2.83)
                      Stock based compensation,
                         net of related tax effect .....        (68,725)            (0.17)               -                -
                                                         ---------------   ---------------  ----------------   --------------
                      As adjusted ...................... $      272,585    $         0.67   $   (1,146,332)    $      (2.83)
                                                         ===============   ===============  ================   ==============

                  The fair value of the options granted in 1997 was based upon the discounted value of future cash flows of the options using the following assumptions:

                      Risk-free interest rate                                                6.13%
                      Expected life of the options                                        10 years
                      Expected dividends (as a percent of the fair value of the stock)       0.00%
                      Expected volatility                                                    0.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 10. EARNINGS (LOSS) PER COMMON SHARE

                  The  following  is  a   reconciliation   of  net  income  (the
                  numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings
                  (loss) per share:

                                                                                    Year Ended December 31, 1997
                                                                        -----------------------------------------------------
                                                                            Income             Shares           Per Share
                                                                          (Numerator)      (Denominator)          Amount
                                                                        ----------------  -----------------   ---------------

                    Basic earnings per share

                    Net income ........................................ $       341,310            405,710    $         0.84
                                                                                                              ===============

                    Effect of dilutive securities

                    Stock options .....................................               -                  -
                                                                        ----------------  -----------------

                    Dilutive earnings per share

                    Net income ........................................ $       341,310            405,710    $         0.84
                                                                        ================  =================   ===============

                                                                                    Year Ended December 31, 1996
                                                                        ------------------------------------------------------
                                                                            Income             Shares            Per Share
                                                                          (Numerator)       (Denominator)         Amount
                                                                        ----------------  ------------------  ----------------

                    Basic earnings per share

                    Net loss .......................................... $   (1,146,332)             405,710   $        (2.83)
                                                                                                              ===============

                    Effect of dilutive securities

                    Stock options .....................................               -                   -
                                                                        ----------------  ------------------

                    Dilutive earnings per share

                    Net loss .......................................... $   (1,146,332)             405,710   $        (2.83)
                                                                        ================  ==================  ================

                  The exercise of any outstanding stock options would have no dilutive effect on earnings per share because the option price and average market price were equal.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 11.          COMMITMENTS AND CONTINGENT LIABILITIES

                  In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit and collateral policies for these off-balance-sheet financial instruments as it does for on-balance-sheet financial instruments. A summary of the Company's commitments is as follows:

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                   1997                 1996
                                                                            -----------------    -----------------

            Commitments to extend credit .................................. $      4,746,000     $      4,655,000
            Standby letters of credit .....................................           12,300               16,300
                                                                            -----------------    -----------------
                                                                            $      4,758,300     $      4,671,300
                                                                            =================    =================

                  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, crops, marketable securities, accounts receivable, inventory, equipment, and personal property.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 11.          COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 12.          CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in the Coffee County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in Douglas, Georgia and surrounding areas.

                  Although the Bank's loan portfolio is diversified, there is a relationship in this region between the agricultural economy and the economic performance of loans made to nonagricultural customers. The Bank's lending policies for agricultural and nonagricultural customers require loans to be well-collateralized and supported by cash flows. Collateral for agricultural loans include equipment, crops, livestock and land. Credit losses from loans related to the agricultural economy is taken into considerations by management in determining the allowance for loan losses.

                  A substantial portion of these loans are secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 12.          CONCENTRATIONS OF CREDIT (Continued)

                  The Company has a concentration of funds on deposit at its primary correspondent bank, Georgia Bankers Bank, at December 31, 1997, as follows:

                      Noninterest-bearing account                 $  3,524,698
                                                               =================



NOTE 13.          REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. Currently, no dividends may be paid by the Bank without regulatory approval.

                  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Bank meet all capital adequacy requirements to which it is subject.

                  As of December 31, 1997, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13.          REGULATORY MATTERS (Continued)

                  Presented below are the Bank's actual capital amounts and ratios. Detail disclosures related to the Company have been excluded as they do not materially deviate from the disclosure herein.

                                                                                                             To Be Well
                                                                                    For Capital           Capitalized Under
                                                                                     Adequacy             Prompt Corrective
                                                           Actual                    Purposes             Action Provisions
                                                 ---------------------------   ----------------------  ------------------------
                                                     Amount         Ratio         Amount      Ratio        Amount       Ratio
                                                 ---------------  ----------   -------------  -------  ---------------  -------

                  As of December 31, 1997
                    Total Capital
                       (to Risk Weighted Assets):
                       FNB of Coffee County .... $    4,114,175      13.68%    $  2,405,746       8%   $    3,007,183      10%
                    Tier I Capital
                       (to Risk Weighted Assets):
                       FNB of Coffee County .... $    3,728,607      12.40%    $  1,202,873       4%   $    1,804,310       6%
                    Tier I Capital
                       (to Average Assets):
                       FNB of Coffee County .... $    3,728,607       8.24%    $  1,810,040       4%   $    2,262,550       5%

                                                                                                             To Be Well
                                                                                    For Capital           Capitalized Under
                                                                                     Adequacy             Prompt Corrective
                                                           Actual                    Purposes             Action Provisions
                                                 ---------------------------   ----------------------  ------------------------
                                                     Amount         Ratio         Amount      Ratio        Amount       Ratio
                                                 ---------------  ----------   -------------  -------  ---------------  -------

                  As of December 31, 1996
                    Total Capital
                       (to Risk Weighted
                        Assets):
                        FNB of Coffee County ... $    3,310,365      11.30%    $  2,342,089       8%   $    2,927,611      10%

                    Tier I Capital
                       (to Risk Weighted
                        Assets):
                        FNB of Coffee County ... $    2,944,414      10.10%    $  1,171,044       4%   $    1,756,566       6%

                    Tier I Capital
                       (to Average Assets):
                       FNB of Coffee County .... $    2,944,414       6.20%    $  1,914,080       4%   $    2,392,600       5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  The following methods and assumptions were used by the Company
                  in  estimating   fair  values  of  financial   instruments  as
                  disclosed herein:

                  Cash, Due From Banks, and Federal Funds Sold:

                  The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

                  Available For Sale Securities:

                  Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                  Loans:

                     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  Deposits:

                     The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

                 Other Borrowings:

                     The carrying amounts of the Company's other borrowings approximate their fair value.

                 Off-Balance Sheet Instruments:

                     Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Off-Balance Sheet Instruments:

         The  carrying   value  and  estimated  fair  value  of  the
         Company's financial instruments were as follows:

                                                              December 31, 1997                    December 31, 1996
                                                       ---------------------------------   ----------------------------------
                                                          Carrying            Fair              Carrying            Fair
                                                           Amount            Value               Amount            Value
                                                       ----------------  ---------------   -----------------  ---------------
                                                                              (Dollars in Thousands)
                                                       ----------------------------------------------------------------------
                  Financial assets:
                     Cash and short-term investments . $     4,958,600   $    4,958,600    $     12,166,622   $   12,166,622
                                                       ================  ===============   =================  ===============

                     Investments in securities ....... $     6,025,822   $    6,025,822    $      7,370,526   $    7,370,526
                                                       ================  ===============   =================  ===============


                     Loans ........................... $    31,679,747   $   31,458,423    $     27,345,643   $   25,398,258
                     Allowance for loan losses .......       1,159,173                -           1,520,385                -
                                                       ----------------  ---------------   -----------------  ---------------

                                Loans, net ........... $    30,520,574   $   31,458,423    $     25,825,258   $   25,398,258
                                                       ================  ===============   =================  ===============


                  Financial liabilities:
                     Noninterest-bearing demand ...... $     7,708,349   $    7,708,349    $      9,409,021   $    9,049,021
                     Interest-bearing demand .........       6,819,767        6,819,767           7,253,382        7,253,382
                     Savings .........................       1,832,359        1,832,359           1,778,551        1,778,551
                     Time deposits ...................      22,687,524       22,994,718          24,103,647       24,303,647
                                                       ----------------  ---------------   -----------------  ---------------

                                Total deposits ....... $    39,047,999   $   39,355,193    $     42,544,601   $   42,384,601
                                                       ================  ===============   =================  ===============


                  Federal funds purchased ............ $       430,000   $      430,000    $              -   $            -
                                                       ================  ===============   =================  ===============

                  Other borrowings ................... $     1,075,000   $    1,075,000    $      2,485,000   $    2,485,000
                                                       ================  ===============   =================  ===============
                  Notes payable, director ............ $       500,000   $      500,000    $        500,000   $      500,000
                                                       ================  ===============   =================  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets of FNC Bancorp, Inc. and statements of income and cash flows as of and for the years ended December 31, 1997 and 1996.

                                                   CONDENSED BALANCE SHEETS
                                                                                               1997                 1996
                                                                                       ------------------    -----------------

                   Assets
                      Cash ........................................................... $          55,294     $         66,591
                      Investment in subsidiary .......................................         3,738,573            3,356,055
                      Other Assets ...................................................            27,876               10,926
                                                                                       ------------------    -----------------

                                Total assets ......................................... $       3,821,743     $      3,433,572
                                                                                       ==================    =================

                   Liabilities:
                      Notes payable, directors ....................................... $         500,000     $        500,000
                      Other liabilities ..............................................            38,545                    -
                                                                                       ------------------    -----------------

                                Total liabilities ....................................           538,545              500,000
                                                                                       ------------------    -----------------

                   Stockholders' equity ..............................................         3,283,198            2,933,572
                                                                                       ------------------    -----------------

                                Total liabilities and stockholders' equity ........... $       3,821,743     $      3,433,572
                                                                                       ==================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                CONDENSED STATEMENTS OF INCOME

                                                                                              1997                 1996
                                                                                      ------------------    -----------------

                   Income, interest ................................................. $           2,522     $         11,795
                                                                                      ------------------    -----------------

                   Expense
                      Interest ......................................................            38,545                    -
                      Other expense .................................................            13,819               28,423
                                                                                      ------------------    -----------------
                                                                                                 52,364               28,423
                                                                                      ------------------    -----------------

                                Loss before income tax benefits and
                                equity in undistributed earnings (loss)
                                of subsidiary .......................................           (49,842)             (16,628)

                   Income tax benefits ..............................................          (16,950)              (7,842)
                                                                                      ------------------    -----------------

                                Loss before equity in undistributed
                                earnings (loss) of subsidiary .......................           (32,892)              (8,786)

                   Equity in undistributed earnings (loss) of subsidiary ............           374,202          (1,137,546)
                                                                                      ------------------    -----------------

                                Net income (loss) ................................... $         341,310     $    (1,146,332)
                                                                                      ==================    =================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                              CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             1997                   1996
                                                                                     -------------------    -------------------
                    OPERATING ACTIVITIES
                       Net income (loss) ........................................... $          341,310     $       (1,146,332)
                                                                                     -------------------    -------------------
                       Adjustments to  reconcile  net income  (loss) to net cash
                          used in operating activities:
                          Undistributed earnings (loss) of subsidiary ..............           (374,202)             1,137,546
                          Decrease in income taxes receivable ......................                  -                  2,187
                          Increase in deferred tax assets ..........................            (16,950)                (7,842)
                          Increase  in interest payable ............................             38,545                      -
                          Amortization .............................................                  -                  2,944
                                                                                     -------------------    -------------------
                            Total adjustments ......................................           (352,607)             1,134,835
                                                                                     -------------------    -------------------

                            Net cash used in operating activities ..................           (11,297)                (11,497)
                                                                                     -------------------    -------------------

                    INVESTING ACTIVITIES
                       Additional investment in subsidiary .........................                  -             (1,000,000)
                                                                                     -------------------    -------------------


                            Net cash used in investing activities ..................                  -             (1,000,000)
                                                                                     -------------------    -------------------

                    FINANCING ACTIVITIES
                       Proceeds from notes payable .................................                  -                500,000
                                                                                     -------------------    -------------------


                            Net cash provided by financing activities ..............                  -                500,000
                                                                                     -------------------    -------------------


                    Net decrease in cash ...........................................           (11,297)               (511,497)

                    Cash at beginning of year ......................................             66,591                578,088
                                                                                     -------------------    -------------------

                    Cash at end of year ............................................ $           55,294     $           66,591
                                                                                     ===================    ===================