Form 10QSB
period 1998-03-31
FNC BANCORP INC
filed 1998-05-14
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998
Commission File Number 33-37078

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at March 31, 1998 was 405,710 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes          No   X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                           PAGE

Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1998
            (Unaudited) and December 31, 1997 .............................. 3

         Consolidated Statements of Income (Unaudited) - Three
            Month Periods Ended March 31, 1998 and 1997 .................... 4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Three Month Periods Ended March 31, 1998 and 1997 .............. 5

         Consolidated Statements of Cash Flows (Unaudited) - Three
            Month Periods Ended March 31, 1998 and 1997 .................... 6

         Notes to Consolidated Financial Statements ........................ 7

   Item 2.  Management's Discussion and Analysis or Plan of Operation ...... 8

Part II - Other Information

   Item 1.  Legal Proceedings .............................................. 13
   Item 2.  Changes in Securities .......................................... 13
   Item 3.  Defaults Upon Senior Securities ................................ 13
   Item 4.  Submission of Matters to a Vote
              of Security Holders .......................................... 13
   Item 5.  Other Information .............................................. 13
   Item 6.  Exhibits and Reports on Form 8-K ............................... 13

Signatures ................................................................. 13












                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,       DECEMBER 31,
                                                                          1998              1997
                                                                       ------------     ------------
                  Assets                                               (UNAUDITED)

Cash and due from banks .............................................. $  3,959,610     $  4,924,600
Federal funds sold ...................................................    3,075,000           34,000
Securities available-for-sale ........................................    4,750,921        6,499,422

Loans ................................................................   32,923,563       31,679,747
Less allowance for loan losses .......................................    1,185,621        1,159,173
                                                                       ------------     ------------
Loans, net ...........................................................   31,737,942       30,520,574

Premises and equipment ...............................................    1,654,862        1,655,030
Other assets .........................................................      999,799        1,169,108
                                                                       ------------     ------------

         Total assets ................................................ $ 46,178,134     $ 44,802,734
                                                                       ============     ============


                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ...................................... $  7,984,759     $  7,708,349
     Interest-bearing demand .........................................    7,028,037        6,819,767
     Savings .........................................................    1,948,035        1,832,359
     Time, $100,000 and over .........................................    7,089,396        6,116,839
     Other time ......................................................   16,662,958       16,570,685
                                                                       ------------     ------------
         Total deposits ..............................................   40,713,185       39,047,999

Notes payable to directors ...........................................      500,000          500,000
Federal funds purchased ..............................................            0          430,000
Advances from Federal Home Loan Bank .................................    1,075,000        1,075,000
Other ................................................................      472,969          466,537
                                                                       ------------     ------------

         Total liabilities ...........................................   42,761,154       41,519,536
                                                                       ------------     ------------

Commitments and contingent liabilities

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 405,710 shares issued and
         Outstanding .................................................      405,710          405,710
     Capital surplus .................................................    3,610,541        3,610,541
     Retained deficit ................................................     (609,271)        (743,019)
     Unrealized gains on available-for-sale securities,
         Net of applicable deferred income taxes .....................       10,000            9,966
                                                                       ------------     ------------

         Total stockholders' equity ..................................    3,416,980        3,283,198
                                                                       ------------     ------------
         Total liabilities and stockholders equity ................... $ 46,178,134     $ 44,802,734
                                                                       ============     ============



                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              1998              1997
                                                                           ----------        ----------
Interest income
     Loans ............................................................... $  832,576        $  596,095
     Taxable securities ..................................................     87,712           121,288
     Federal funds sold ..................................................     21,836            57,886
                                                                           ----------        ----------
         Total interest income ...........................................    942,124           775,269

Interest expense
     Deposits ............................................................    380,339           389,719
     Federal funds purchased .............................................      2,282                 0
     Advances from FHLB ..................................................     15,248            25,317
     Stockholder loan ....................................................      9,375             9,375
                                                                           ----------        ----------
         Total interest expense ..........................................    407,244           424,411

         Net interest income .............................................    534,880           350,858
Provision for loan losses ................................................          0            30,450
                                                                           ----------        ----------
         Net interest income after
            provision for loan losses ....................................    534,880           320,408

Other income
     Service charges on
        deposit accounts .................................................     91,328            81,758
     Insurance commissions ...............................................      3,268             1,165
     Mortgage origination income .........................................     13,007             4,234
     Gain (loss) on sale of securities ...................................          0               128
     Other operating income ..............................................     14,617            24,395
                                                                          -----------        ----------
         Total other income ..............................................    122,220           111,680

Other expenses
     Salaries and employee benefits ......................................    237,597           196,251
     Equipment expenses ..................................................     30,648            30,316
     Occupancy expenses ..................................................     22,147            20,875
     Advertising .........................................................      6,333             7,931
     Data Processing .....................................................     23,494            15,535
     Printing and office supplies ........................................     19,369            13,713
     Other operating income ..............................................    115,063           102,224
                                                                          -----------        ----------
         Total other expenses ............................................    454,651           386,845

        Income (loss) before income
         taxes (benefits) ................................................    202,449            45,243

Income tax expense (benefit) .............................................     68,701            13,513
                                                                          -----------        ----------

         Net income (loss) ...............................................$   133,748        $   31,730
                                                                          ===========        ==========

Earnings (loss) per common and common
         equivalent share ................................................$      0.33        $      .08
                                                                          ===========        ==========



                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                               UNREALIZED
                                                                                GAINS ON
                                                                               SECURITIES
                          COMMON STOCK           ADDITIONAL      RETAINED      AVAILABLE-
                    NUMBER OF        PAR           PAID IN       EARNINGS        FOR-SALE
                     SHARES         VALUE          CAPITAL       (DEFICIT)     NET OF TAX         TOTAL
                   -----------    -----------    -----------    -----------    -----------    ------------
Balance,
December 31, 1996 .    405,710    $   405,710    $ 3,610,541    $(1,084,329)   $     1,650    $  2,933,572

Net income (loss) .          0              0              0         31,730              0          31,730

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .....          0              0              0              0        (27,337)        (27,337)
                   -----------    -----------    -----------    -----------    -----------    ------------
Balance,
March 31, 1997
(unaudited) .......    405,710    $   405,710    $ 3,610,541    $(1,052,599)   $   (25,687)   $  2,937,965
                   ===========    ===========    ===========    ===========    ===========    ============

Balance,
December 31, 1997 .    405,710    $   405,710    $ 3,610,541    $  (743,019)   $     9,966    $  3,283,198

Net income (loss) .          0              0              0        133,748              0         133,748

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .....          0              0              0              0             34              34
                   -----------    -----------    -----------    -----------    -----------    ------------
Balance,
March 31, 1998
(unaudited) .......    405,710    $   405,710    $ 3,610,541    $  (609,271)   $    10,000    $  3,416,980
                   ===========    ===========    ===========    ===========    ===========    ============
















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               1998            1997
                                                                            -----------    -----------                      ----
Operating Activities:
   Net Income (Loss) ...................................................... $   133,748    $    31,730
   Adjustments to reconcile net income or loss to net cash
     provided by operating activities:
     Depreciation .........................................................      32,503         32,349
     Deferred income taxes (benefit) ......................................      72,400         13,513
     (Gain) Loss on sale of securities ....................................           0           (128)
     Provision for loan losses ............................................           0         30,450
     Securities (accretion) amortization ..................................      (1,499)        (4,215)
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable ...................      86,287        249,059
      Increase (Decrease) in accrued interest payable .....................     (40,763)      (109,088)
     (Increase) Decrease in other assets ..................................      10,656        (83,802)
     Increase (Decrease) in other liabilities .............................      47,195        (52,266)
                                                                            -----------    -----------
   Net cash provided (used) by operating activities .......................     340,527        107,602
                                                                            -----------    -----------

Investing Activities:
     Capital expenditures .................................................     (32,335)       (59,528)
     Net (increase) decrease in loans .....................................  (1,217,368)     2,468,465
     Proceeds from maturity of available-for-sale securities ..............   1,750,000      1,500,000
     Purchase of available-for-sale securities ............................           0     (1,522,113)
     (Increase) decrease in Federal funds sold ............................  (3,041,000)     2,156,000
     Increase (decrease) in Federal funds purchased .......................    (430,000)             0
   Net cash provided (used) by operating activities .......................  (2,970,703)     4,542,824
                                                                           ------------    -----------

Financing Activities:
     Increase (Decrease) in time deposits .................................   1,064,830     (1,283,620)
     Increase (Decrease) in other deposits ................................     600,356     (2,822,770)
     Repayment of advances from Federal Home Loan Bank ....................           0     (1,000,000)
                                                                           ------------    -----------
   Net cash provided (used) by financing activities .......................   1,665,186     (5,106,390)
                                                                           ------------    -----------

Net increase (decrease) in cash and cash equivalents ......................    (964,990)      (455,964)

Cash and Cash Equivalents at Beginning of Year ............................   4,924,600      4,917,622
                                                                           ------------    -----------

Cash and Cash Equivalents at End of Year ..................................$  3,959,610    $ 4,461,658
                                                                           ============    ===========

Supplemental Disclosures of Cash Flow Information Cash paid (received)during the year for:
   Interest ...............................................................     448,007        533,499

   Income taxes ...........................................................           0              0

Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
   Securities available-for-sale ..........................................          34         41,419


                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes there to included in the Company's annual report to stockholders for the year ended December 31, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $133,748 for the three months ended March 31, 1998 compared to $31,730 for the three months ended March 31, 1997. Net interest income after provision for loan losses was $534,880 and $320,408 for the three months ended March 31, 1998 and 1997, respectively. The provision for loan losses was $0 and $30,450 for the three months ended March 31, 1998 and 1997, respectively. Non-interest income totaled $122,220 and $111,680 for the three months ended March 31, 1998 and 1997, respectively. Non-interest expenses totaled $454,651 and $386,845 for the three months ended March 31, 1998 and 1997, respectively.

The following table summarizes the results of operations of the Company for the three month period ended March 31, 1998 and 1997.

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        1998        1997
                                                                      --------    --------
                                                                        (IN THOUSANDS)

Interest income ..................................................... $    942    $    775
Interest expense ....................................................     (407)       (424)
                                                                      --------    --------
Net interest income .................................................      535         351
Provision for loan losses ...........................................       (0)        (30)
Noninterest income ..................................................      122         112
Noninterest expense .................................................     (455)       (387)
                                                                      --------    --------
Income (loss) before taxes ..........................................      202          45
Income (taxes) benefit ..............................................      (69)        (13)
                                                                      --------    --------
Net income (loss) ................................................... $    134    $     32
                                                                      ========    ========


Interest Income

Total interest income increased approximately $167,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $25.2 million for the three months ended March 31, 1997 to approximately $33.4 million for the three months ended March 31, 1998.
The effect of this change increased interest income earned on the loan portfolio from approximately $596,000 for the three months ended March 31, 1997 to approximately $833,000 for the three months ended March 31, 1998, an increase of $237,000.

Interest earned on taxable  investment  securities  decreased from approximately
$179,000 for the three months ended March 31, 1997 to approximately $109,000 for the three months ended March 31, 1998, a decrease of $70,000. This decrease was from the effect of a decrease in the average taxable investment portfolio balance from approximately $12.5 million for the three months ended March 31, 1997 to approximately $8.6 million for the three months ended March 31, 1998.










Interest earned on federal funds sold decreased from  approximately  $58,000 for the three  months  ended March 31, 1997 to  approximately  $22,000 for the three months ended March 31, 1998, a decrease of $36,000.  This  decrease was from the
effect  of  a  decrease  in  the  average   federal   funds  sold  balance  from
approximately  $4.3  million  for the  three  months  ended  March  31,  1997 to approximately $1.7 million for the three months ended March 31, 1998.

Interest Expense

Total interest expense decreased approximately $17,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This decrease is attributed to the factors explained in the following information.

This decrease was the effect of a decrease in the average rate paid on interest-bearing deposits from 4.99% for the three months ended March 31, 1997 to 4.82% for the three months ended March 31, 1998. Interest expense on interest-bearing deposits decreased from approximately $390,000 for the quarter ended March 31, 1997 to approximately $383,000 for the quarter ended March 31, 1998, a decrease of $17,000.

At March 31,  1998,  the Bank had  advances  from the Federal  Home Loan Bank of
$1,075,000 at an average rate of 5.96%. Interest expense incurred for the three months ended March 31, 1998 totaled approximately $15,000 and approximately
$25,000 for the three months ended March 31, 1997.

The Company also had interest expense during the nine months ended March 31, 1998 of approximately $9,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of 7.5%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal  components of noninterest income for the three month periods ended March 31, 1998 and 1997.
                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   1998            1997
                                                                                  ------          ------
Service charges on deposit accounts ............................................. $   91          $   82
Insurance Commissions ...........................................................      3               1
Mortgage origination income .....................................................     13               4
Gain (loss) on sale of securities ...............................................      0               0
Other operating income ..........................................................     15              24
                                                                                  ------          ------
      Total noninterest income .................................................. $  122          $  112
                                                                                  ======          ======













Service charges on deposit accounts for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, increased approximately
$9,000. This increase was related primarily to a increase in NSF fees and transaction deposit account activity. All other income totaled approximately
$31,000 and $29,000 for the three months ended March 31, 1998 and 1997, respectively.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1998 and 1997.

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   1998            1997
                                                                                  ------          ------
Salaries and employee benefits .................................................. $  238          $  196
Equipment expenses ..............................................................     31              30
Occupancy expenses ..............................................................     22              21
Advertising .....................................................................      6               8
Data processing .................................................................     24              16
Printing and office supplies ....................................................     19              14
Other operating expenses ........................................................    115             102
                                                                                  ------          ------

         Total noninterest expense .............................................. $  455          $  387
                                                                                  ======          ======

Noninterest expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, increased approximately $68,000. Salaries and employee benefits increased approximately $42,000 for the three months ended
March 31, 1998 as compared to the three months ended March 31,1997. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately
$26,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This increase is primarily attributable to an increase in data processing expenses, which accounted for $8,000 of the increase.

Provision for Loan Losses

The  provision  for loan losses for the three months ended March 31, 1998 was $0 compared to approximately $30,000 for the three months ended March 31, 1997. The
balance  of  the  allowance  for  loan  losses  was   approximately   $1,186,000
(approximately  3.60% of outstanding  loans) at March 31, 1998 and approximately
$1,089,000  (approximately  4.5% of outstanding loans) at March 31, 1997. Actual loan  charge-offs net of recoveries were  approximately  ($26,000) for the three months  ended March 31, 1998 and  approximately  $461,000  for the three  months ended March 31, 1997. Non-accrual loans were approximately $786,000 at March 31,
1998. In  determining  an adequate  level of loan loss reserve,  such loans were included in such consideration.

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





Income Taxes

The provision for income taxes  reflected an effective rate of 34% for the three months  ended  March 31,  1998.  A tax credit was  accrued  for the year  ending
December  31,  1996 based upon the loss  incurred  of  approximately  $1,737,000 before taxes.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $46 million at March 31, 1998 and approximately $44.8 million at December 31, 1997. Representing an increase of approximately $1.2 million.
During the three months ended March 31, 1998,  cash and due from banks decreased
$1  million,  operations  generated  $.3  million,  deposits  increased  by $1.6 million,  available-for-sale  securities decreased $1.7 million,  providing $4.6 million of funds available which were used to increase  Federal funds sold by $3 million, reduce Federal funds sold $.4 million, and increase loans by $1.2 million.

Approximately mid-year 1996, an internal loan review was performed by the new senior lending officer which concluded that the underwriting procedures were inadequate. For the year ended December 31, 1996, the Bank had loan charge-off's of approximately $1.4 million, many due to bankruptcies. The Bank had a reduction in assets partly for the purpose of managing the capital requirements of the Bank for which the Company increased the capital by $1 million during the year ended December 31, 1996. The Company continues its on-going loan review procedures, continues to operate under more stringent underwriting standards and has a bank president who has been at the bank for more than a year now.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March
31, 1998, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                                  To Be Well
                                                                  For Capital                   Capitalized Under
                                                                   Adequacy                     Prompt Corrective
                                     Actual                        Purposes                     Action Provisions
                            ------------------------        ------------------------        ------------------------
                             Amount          Ratio           Amount           Ratio          Amount           Ratio
                            --------        --------        --------         -------        --------         -------
                                                             (Dollars in thousands)

As of March 31, 1998
Total Capital
(to Risk Weighted Assets) .   $4,306          12.35%          $2,790              8%          $3,487             10%
Tier 1 Capital
(to Risk Weighted Assets) .   $3,870          11.10%          $1,395              4%          $2,092              6%
Tier 1 Capital
(to Average Assets) .......   $3,870           8.39%          $1,846              4%          $2,307              5%

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

The Bank's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Bank's investments. The Bank may also utilize its cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At March 31, 1998, the Company's cash and due from banks were approximately $4 million and its federal funds sold were approximately $3.1 million. All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately $4.8 million at March 31, 1998, can also be used to meet liquidity requirements, to the extent the investments are not pledged. At March 31, 1998, the market value of pledged securities was $3.8 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had advances outstanding of $1,075,000 at March 31, 1998, at an average rate of 5.85%.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits:

     Exhibit No.
           27.1                                      Financial Data Schedule

(B) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            FNC BANCORP, INC.
                                                              (Registrant)


Date May 14, 1998                           By/s/ Bob Cation
     -------------------------------          --------------

                                              Bob Cation
                                              Chairman