Form 10QSB
period 1998-06-30
FNC BANCORP INC
filed 1998-08-12
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998
Commission File Number 33-37078

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at June 30, 1998 was 411,173 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes          No  X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                          PAGE
Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1998
            (Unaudited) and December 31, 1997 .............................. 3

         Consolidated Statements of Income (Unaudited) - Six
            Month Periods Ended June 30, 1998 and 1997 ..................... 4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Six Month Periods Ended June 30, 1998 and 1997 ................. 5

         Consolidated Statements of Cash Flows (Unaudited) - Six
            Month Periods Ended June 30, 1998 and 1997 ..................... 6

         Notes to Consolidated Financial Statements ........................ 7

   Item 2.  Management's Discussion and Analysis or Plan of Operation ...... 8

Part II - Other Information

   Item 1.  Legal Proceedings ..............................................13
   Item 2.  Changes in Securities ..........................................13
   Item 3.  Defaults Upon Senior Securities ................................13
   Item 4.  Submission of Matters to a Vote
              of Security Holders ..........................................13
   Item 5.  Other Information ..............................................13
   Item 6.  Exhibits and Reports on Form 8-K ...............................13

Signatures .................................................................13












                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,         DECEMBER 31,
                                                                            1998              1997
                                                                         -----------       -----------
                          Assets                                         (UNAUDITED)

Cash and due from banks ................................................ $ 4,157,878       $ 4,924,600
Federal funds sold .....................................................   2,965,000            34,000
Securities available-for-sale ..........................................   4,746,374         6,499,422

Loans ..................................................................  34,905,367        31,679,747
Less allowance for loan losses .........................................   1,256,968         1,159,173
                                                                         -----------       -----------
Loans, net .............................................................  33,648,399        30,520,574

Premises and equipment .................................................   1,635,605         1,655,030
Other assets ...........................................................     967,572         1,169,108
                                                                         -----------       -----------

         Total assets .................................................. $48,120,828       $44,802,734
                                                                         ===========       ===========

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ........................................ $10,338,313       $ 7,708,349
     Interest-bearing demand ...........................................   7,048,781         6,819,767
     Savings ...........................................................   2,046,203         1,832,359
     Time, $100,000 and over ...........................................   6,809,309         6,116,839
     Other time ........................................................  17,116,884        16,570,685
                                                                         -----------       -----------
         Total deposits ................................................  43,359,490        39,047,999

Notes payable to directors .............................................     500,000           500,000
Federal funds purchased ................................................           0           430,000
Advances from Federal Home Loan Bank ...................................      70,000         1,075,000
Other ..................................................................     570,052           466,537
                                                                         -----------       -----------

         Total liabilities .............................................  44,499,542        41,519,536
                                                                         -----------       -----------

Commitments and contingent liabilities

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 411,173 shares issued and
         Outstanding ...................................................     411,173           405,710
     Capital surplus ...................................................   3,659,708         3,610,541
     Retained deficit ..................................................    (456,795)         (743,019)
     Unrealized gains on available-for-sale securities,
         Net of applicable deferred income taxes .......................       7,200             9,966
                                                                         -----------       -----------

         Total stockholders' equity ....................................   3,621,286         3,283,198
                                                                         -----------       -----------
         Total liabilities and stockholders equity ..................... $48,120,828       $44,802,734
                                                                         ===========       ===========



                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
                                         1998               1997              1998              1997
                                      ----------         ----------        ----------        ----------
Interest income
     Loans .......................... $  869,774         $  592,188        $1,702,350        $1,187,279
     Taxable securities .............     70,852            149,466           158,564           270,754
     Federal funds sold .............     44,419             56,895            66,255           114,781
                                      ----------         ----------        ----------        ----------
         Total interest income ......    985,045            798,549         1,927,169         1,572,814

Interest expense
     Deposits .......................    406,351            377,412           786,690           767,131
     Federal funds purchased ........          0                521             2,282               521
     Advances from FHLB .............      2,528             19,086            17,776            44,403
     Stockholder loan ...............      9,375              9,416            18,750            18,791
                                       ---------         ----------        ----------        ----------
         Total interest expense .....    418,254            406,435           825,498           830,846

         Net interest income ........    566,791            392,114         1,101,671           741,968
Provision for loan losses ...........          0                  0                 0            30,450
                                       ---------         ----------        ----------        ----------
         Net interest income after
            provision for loan losses    566,791            392,114         1,101,671           711,518

Other income
     Service charges on
        deposit accounts ............    108,468             77,774           199,796           159,532
     Insurance commissions ..........      8,051              4,402            11,319             5,406
     Mortgage origination income ....     13,973              1,858            26,980             6,092
     Gain (loss) on sale of securities         0                  0                 0               128
     Other operating income .........     20,650             26,935            35,267            52,495
                                      ----------         ----------        ----------        ----------
         Total other income .........    151,142            110,969           273,362           223,653

Other expenses
     Salaries and employee benefits .    254,047            190,231           491,644           386,482
     Equipment expenses .............     40,546             34,252            71,194            64,568
     Occupancy expenses .............     22,655             24,395            44,802            45,270
     Advertising ....................      7,484             11,620            13,817            19,551
     Data Processing ................     21,946             14,783            45,440            30,318
     Printing and office supplies ...     18,543             10,979            37,912            24,692
     Audit and accounting ...........     27,012             22,629            51,012            41,717
     Other operating income .........     94,825             78,818           185,888           161,954
                                      ----------         ----------         ---------        ----------
         Total other expenses .......    487,058            387,707           941,709           774,552

        Income (loss) before income
         taxes (benefits) ...........    230,875            115,376           433,324           160,619

Income tax expense (benefit) ........     78,399             42,471           147,100            55,984
                                      ----------         ----------         ---------        ----------

         Net income (loss) .......... $  152,476         $   72,905         $ 286,224        $  104,635
                                      ==========         ==========         =========        ==========

Earnings (loss) per common and common
         equivalent share ...........        .37                .18              .70               .26
                                             ===                ===              ===               ===





                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                                    UNREALIZED
                                                                                     GAINS ON
                                                                                    SECURITIES
                         COMMON STOCK          ADDITIONAL          RETAINED         AVAILABLE-
                    NUMBER OF        PAR        PAID IN            EARNINGS          FOR-SALE
                     SHARES         VALUE       CAPITAL            (DEFICIT)        NET OF TAX         TOTAL
                   ---------      --------    ----------         -----------        ----------      ----------
Balance,
December 31, 1996    405,710      $405,710    $3,610,541         $(1,084,329)       $    1,650      $2,933,572

Net income (loss)          0             0             0             104,635                 0         104,635

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax              0             0             0                   0             5,041           5,041
                   ---------      --------    ----------         -----------        ----------      ----------

Balance,
June 30, 1997
(unaudited)          405,710      $405,710    $3,610,541         $  (979,694)       $    6,691      $3,043,248
                   =========      ========    ==========         ===========        ==========      ==========
Balance,
December 31, 1997    405,710      $405,710    $3,610,541         $  (743,019)       $    9,966      $3,283,198

Net income (loss)          0             0             0             286,224                 0         286,224

Stock options
 exercised             5,463         5,463        49,167                   0                 0          54,630

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax              0             0             0                   0            (2,766)         (2,766)
                   ---------     ---------    ----------          ----------         ---------       ----------

Balance,
June 30, 1998
(unaudited)         411,173      $411,173     $3,659,708         $  (456,795)        $   7,200       $3,621,286
                   ========      ========     ==========         ===========         =========       ==========














                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          1998                     1997
                                                                       ----------              ----------
Operating Activities:
   Net Income (Loss) ................................................  $  286,224              $  104,635
   Adjustments to reconcile net income or loss to net cash
     provided by operating activities:
     Depreciation ...................................................      66,659                  66,765
     Provision for loan losses ......................................           0                  30,450
     Provision for deferred income taxes ............................     157,400                  66,184
     Securities (accretion) amortization ............................      (1,052)                 (8,881)
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable .............      41,091                 222,667
      Increase (Decrease) in accrued interest payable ...............     (12,871)               (148,055)
     (Increase) Decrease in other assets ............................       3,045                (124,457)
     Increase (Decrease) in other liabilities .......................     116,386                  (8,823)
     (Increase) Decrease in income taxes receivable .................           0                 187,615
                                                                       ----------              ----------
   Net cash provided (used) by operating activities .................     656,882                 388,100
                                                                       ----------              ----------

Investing Activities:
     Proceeds from maturity of available-for-sale securities ........   2,251,334               1,750,000
     Purchase of available-for-sale securities ......................    (500,000)             (4,542,848)
     Payments received on mortgage-backed securities ................           0                  23,439
     (Increase) decrease in Federal funds sold ......................  (2,931,000)              6,726,000
     Increase (decrease) in Federal funds purchased .................    (430,000)                      0
    (Increase) decrease in loans, net ...............................  (3,127,825)                560,523
    Purchase of premises and equipment ..............................     (47,234)                (73,926)
                                                                       ----------              ----------
   Net cash provided (used) by operating activities .................  (4,784,725)              4,443,188
                                                                       ----------              ----------

Financing Activities:
     Increase (Decrease) in time deposits ...........................   1,238,669              (2,188,199)
     Increase (Decrease) in other deposits ..........................   3,072,822              (3,543,158)
     Repayment of advances from Federal Home Loan Bank ..............  (1,005,000)             (1,405,000)
     Proceeds from issuance of common stock .........................      54,630                       0
                                                                       ----------              ----------
   Net cash provided (used) by financing activities .................   3,361,121              (7,136,357)
                                                                       ----------              ----------

Net increase (decrease) in cash and cash equivalents ................    (766,722)             (2,305,069)

Cash and Cash Equivalents at Beginning of Year ......................   4,924,600               4,917,622
                                                                       ----------              ----------

Cash and Cash Equivalents at End of Year ............................  $4,157,878              $2,612,553
                                                                       ==========              ==========

Supplemental Disclosures of Cash Flow Information Cash paid (received)during the year for:
   Interest                                                              $838,369                $978,901

   Income taxes                                                                 0                (187,615)

Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
   Securities available-for-sale                                           (2,766)                  7,638





                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results  that may be expected for the year ending  December  31,  1998.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes there to included in the Company's  annual report to stockholders  for the year ended December 31, 1997.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $286,224 for the six months ended June 30, 1998 compared to $104,635 for the six months ended June 30, 1997. Net interest income after provision for loan losses was $1,101,671 and $711,518 for the six months ended
June 30, 1998 and 1997, respectively. The provision for loan losses was $0 and $30,450 for the six months ended June 30, 1998 and 1997, respectively.
Non-interest  income totaled $273,362 and $223,653 for the six months ended June
30, 1998 and 1997, respectively. Non-interest expenses totaled $941,709 and $774,552 for the six months ended June 30, 1998 and 1997, respectively.

The following table summarizes the results of operations of the Company for the six month period ended June 30, 1998 and 1997.

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        1998            1997
                                                                       ------          -----
                                                                            (IN THOUSANDS)

Interest income .....................................................  $1,927          $1,572
Interest expense ....................................................    (825)          ( 830)
                                                                       ------          ------
Net interest income .................................................   1,102             742
Provision for loan losses ...........................................      (0)            (30)
Noninterest income ..................................................     273             224
Noninterest expense .................................................    (942)           (775)
                                                                       ------          ------
Income (loss) before taxes ..........................................     433             161
Income (taxes) benefit ..............................................    (147)            (56)
                                                                       ------          ------
Net income (loss) ...................................................  $  286          $  105
                                                                       ======          ======


Interest Income

Total interest income increased  approximately $360,000 for the six months ended
June 30, 1998 compared to the six months ended June 30, 1997.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $25.4 million for the six months ended June 30, 1997 to approximately $33.1 million for the six months ended June 30, 1998. The effect of this change increased interest income earned on the loan portfolio from approximately $1,187,000 for the six months ended June 30, 1997 to approximately $1,702,000 for the three months ended June 30, 1998, an increase of $515,000.

Interest earned on taxable  investment  securities  decreased from approximately
$271,000 for the six months ended June 30, 1997 to approximately $159,000 for the six months ended June 30, 1998, a decrease of $112,000. This decrease was from the effect of a decrease in the average taxable investment portfolio balance from approximately $8.4 million for the six months ended June 30, 1997 to approximately $4.8 million for the six months ended June 30, 1998.









Interest earned on federal funds sold decreased from approximately  $115,000 for the six months ended June 30, 1997 to  approximately  $66,000 for the six months ended June 30, 1998, a decrease of $49,000. This decrease was from the effect of a decrease in the average  federal  funds sold balance from  approximately  $4.2 million for the six months ended June 30, 1997 to approximately $2.5 million for the six months ended June 30, 1998.

Interest Expense

Total interest expense decreased  approximately  $5,000 for the six months ended
June 30, 1998 compared to the six months ended June 30, 1997. This decrease is attributed to the factors explained in the following information.

This  decrease  was  the  effect  of a  decrease  in the  average  rate  paid on interest-bearing  deposits  from 4.99% for the six months ended June 30, 1997 to
4.86%  for  the  six  months   ended  June  30,   1998.   Interest   expense  on
interest-bearing  deposits  increased  from  approximately  $768,000 for the six months  ended June 30, 1997 to  approximately  $789,000 for the six months ended
June 30, 1998, a increase of $21,000.

At June 30,  1998,  the Bank had  advances  from the  Federal  Home Loan Bank of
$70,000 at an average rate of 6.99%. Interest expense incurred for the six months ended June 30, 1998 totaled approximately $18,000 and approximately
$44,000 for the six months ended June 30, 1997.

The Company also had interest expense during the six months ended June 30, 1998 of approximately $19,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of 7.5%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal  components of noninterest income for the six month periods ended June 30, 1998 and 1997.
                                                              SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            1998             1997
                                                            ----             ----
Service charges on deposit accounts ....................... $200             $160
Insurance Commissions .....................................   11                5
Mortgage origination income ...............................   27                6
Gain (loss) on sale of securities .........................    0                0
Other operating income ....................................   35               53
                                                            ----             ----

         Total noninterest income ......................... $273             $224
                                                            ====             ====













Service charges on deposit accounts for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased approximately $40,000.
This increase was related primarily to a increase in NSF fees and transaction deposit account activity. All other income totaled approximately $73,000 and $64,000 for the six months ended June 30, 1998 and 1997, respectively.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the six month periods ended June 30, 1998 and 1997.

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                          1998             1997
                                                          ----             ----
Salaries and employee benefits .......................... $492             $386
Equipment expenses ......................................   71               65
Occupancy expenses ......................................   45               45
Advertising .............................................   14               20
Data processing .........................................   45               30
Printing and office supplies ............................   38               25
Audit and accounting ....................................   51               42
Other operating expenses ................................  186              162
                                                          ----             ----

         Total noninterest expense ...................... $942             $775
                                                          ====             ====

Noninterest expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, increased approximately $167,000. Salaries and employee benefits increased approximately $106,000 for the six months ended June
30, 1998 as compared to the six months ended June 30,1997. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately $61,000 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.
This increase is primarily attributable to an increase in data processing expenses, printing and office supplies, and audit and accounting expense which together accounted for over $37,000 of the increase.

Provision for Loan Losses

The  provision  for loan  losses for the six months  ended June 30,  1998 was $0 compared to  approximately  $30,000 for the six months ended June 30, 1997.  The
balance  of  the  allowance  for  loan  losses  was   approximately   $1,257,000
(approximately  3.60% of outstanding  loans) at June 30, 1998 and  approximately
$1,130,000  (approximately  4.3% of outstanding  loans) at June 30, 1997. Actual loan  charge-offs  net of recoveries  were  approximately  ($98,000) for the six months ended June 30, 1998 and  approximately  $421,000 for the six months ended
June 30, 1997.  Non-accrual loans were approximately  $578,000 at June 30, 1998.
In determining an adequate level of loan loss reserve,  such loans were included in such consideration.

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




Income Taxes

The  provision for income taxes  reflected an effective  rate of 34% for the six months  ended  June 30,  1998.  A tax  credit was  accrued  for the year  ending
December  31,  1996 based upon the loss  incurred  of  approximately  $1,737,000 before taxes.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $48 million at June 30, 1998 and approximately $44.8 million at December 31, 1997. Representing an increase of approximately $3.5 million.
During the six months ended June 30, 1998, cash and due from banks decreased $.8 million, operations generated $.6 million, deposits increased by $4.3 million, available-for-sale securities decreased $1.8 million, providing $7.5 million of funds available which were used to increase Federal funds sold by $2.9 million, reduce Federal funds sold $.4 million, reduce FHLB borrowings by $1 million and increase loans by $3.2 million.

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

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June
30, 1998, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                        To Be Well
                                                               For Capital           Capitalized Under
                                                                Adequacy             Prompt Corrective
                                       Actual                   Purposes             Action Provisions
                              ----------------------       --------------------    ----------------------
                              Amount           Ratio       Amount         Ratio    Amount           Ratio
                              ------           -----       ------         -----    ------           -----
                                                          (Dollars in thousands)

As of June 30, 1998
Total Capital
(to Risk Weighted Assets) ... $4,461          13.42%       $2,660            8%    $3,325             10%
Tier 1 Capital
(to Risk Weighted Assets) ... $4,035          12.13%       $1,330            4%    $1,995              6%
Tier 1 Capital
(to Average Assets) ......... $4,035           8.39%       $1,925            4%    $2,406              5%

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

The Bank's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on its loans and interest on the Bank's investments. The Bank may also utilize its cash and due from banks, short-term deposits with financial institutions, federal funds sold and investment securities to meet liquidity requirements. At June 30, 1998, the Company's cash and due from banks were approximately $4.2 million and its federal funds sold were approximately $3 million. All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately $4.8 million at June 30, 1998, can also be used to meet liquidity requirements, to the extent the investments are not pledged. At June 30, 1998, the market value of pledged securities was $3.6 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had advances outstanding of $70,000 at June 30, 1998, at an average rate of 6.99%.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits:

     Exhibit No.
           27.1     Financial Data Schedule

(B) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FNC BANCORP, INC.
                                                        (Registrant)


Date August 12, 1998                                 By/s/ Bob Cation
     ---------------                                 ----------------

                                                         Bob Cation
                                                          Chairman