Form 10QSB
period 1998-09-30
FNC BANCORP INC
filed 1998-11-12
CIK 868573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at September 30, 1998 was 411,173 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes   No X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                          PAGE
Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1998
            (Unaudited) and December 31, 1997 .............................  3

         Consolidated Statements of Income (Unaudited) - Nine
            Month Periods Ended September 30, 1998 and 1997 ...............  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Nine Month Periods Ended September 30, 1998 and 1997 ..........  5

         Consolidated Statements of Cash Flows (Unaudited) - Nine
            Month Periods Ended September 30, 1998 and 1997 ...............  6

         Notes to Consolidated Financial Statements .......................  7

   Item 2.  Management's Discussion and Analysis or Plan of Operation .....  8

Part II - Other Information

   Item 1.  Legal Proceedings ............................................. 13
   Item 2.  Changes in Securities ......................................... 13
   Item 3.  Defaults Upon Senior Securities ............................... 13
   Item 4.  Submission of Matters to a Vote
              of Security Holders ......................................... 13
   Item 5.  Other Information ............................................. 13
   Item 6.  Exhibits and Reports on Form 8-K .............................. 13

Signatures ................................................................ 13












                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            1998             1997
                                                                        -------------    ------------
                          Assets                                         (UNAUDITED)
Cash and due from banks ............................................... $   2,724,581    $  4,924,600
Federal funds sold ....................................................     4,296,000          34,000
Securities available-for-sale .........................................     4,257,368       6,499,422

Loans .................................................................    37,636,410      31,679,747
Less allowance for loan losses ........................................     1,274,470       1,159,173
                                                                         ------------    ------------
Loans, net ............................................................    36,361,940      30,520,574

Premises and equipment ................................................     1,615,277       1,655,030
Other assets ..........................................................       851,370       1,169,108
                                                                         ------------    ------------
         Total assets .................................................  $ 50,106,536    $ 44,802,734
                                                                         ============    ============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand .......................................  $  8,601,365    $  7,708,349
     Interest-bearing demand ..........................................     7,599,999       6,819,767
     Savings ..........................................................     2,046,013       1,832,359
     Time, $100,000 and over ..........................................     8,024,786       6,116,839
     Other time .......................................................    18,667,844      16,570,685
                                                                         ------------    ------------
         Total deposits ...............................................    44,940,007      39,047,999

Notes payable to directors ............................................       500,000         500,000
Federal funds purchased ...............................................             0         430,000
Advances from Federal Home Loan Bank ..................................        70,000       1,075,000
Other .................................................................       815,614         466,537
                                                                         ------------    ------------
         Total liabilities ............................................    46,325,621      41,519,536

Commitments and contingent liabilities

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 411,173 shares issued and
         Outstanding ..................................................       411,173         405,710
     Capital surplus ..................................................     3,659,708       3,610,541
     Retained deficit .................................................      (304,966)       (743,019)
     Unrealized gains on available-for-sale securities,
         Net of applicable deferred income taxes ......................        15,000           9,966
                                                                         ------------    ------------
         Total stockholders' equity ...................................     3,780,915       3,283,198
                                                                         ------------    ------------
         Total liabilities and stockholders equity ....................  $ 50,106,536    $ 44,802,734
                                                                         ============    ============



                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                             1998               1997             1998             1997
                                         ----------         ----------        ----------       ----------
Interest income
     Loans ............................. $  923,870         $  686,096        $2,626,220       $1,873,984
     Taxable securities ................     67,533            138,515           226,097          409,269
     Federal funds sold ................     54,882              7,880           121,137          122,661
                                         ----------         ----------        ----------       ----------
     Total interest income .............  1,046,285            832,491         2,973,454        2,405,914

Interest expense
     Deposits ..........................    441,925            357,365         1,228,615        1,124,496
     Federal funds purchased ...........          0              3,600             2,282            4,121
     Advances from FHLB ................      1,233             26,460            19,009           70,863
     Stockholder loan ..................      9,688             10,064            28,438           28,855
                                         ----------         ----------        ----------       ----------
     Total interest expense ............    452,846            397,489         1,278,344        1,228,335

     Net interest income ...............    593,439            435,002         1,695,110        1,177,579
Provision for loan losses ..............          0                  0                 0           30,450
                                         ----------         ----------        ----------       ----------
      Net interest income after
            provision for loan losses ..    593,439            435,002         1,695,110        1,147,129

Other income
     Service charges on
        deposit accounts ...............    124,945            100,056           324,741          275,246
     Insurance commissions .............      7,466                  0            18,785           11,139
     Mortgage origination income .......     10,410              3,681            37,390            9,773
     Gain (loss) on sale of securities .          0                772                 0              900
     Other operating income ............     23,651             14,833            58,918           51,061
                                         ----------         ----------        ----------       ----------
     Total other income ................    166,472            119,342           439,834          348,119

Other expenses
     Salaries and employee benefits ....    266,538            220,823           758,182          607,305
     Equipment expenses ................     44,996             36,690           116,190          101,258
     Occupancy expenses ................     30,733             22,247            75,535           67,517
     Advertising .......................     12,175              8,869            25,992           28,420
     Data Processing ...................     28,071             15,326            73,511           45,644
     Printing and office supplies ......     14,636             16,370            52,548           41,062
     Audit and accounting ..............     17,000             26,568            68,012           68,285
     Other operating expenses ..........     94,933             73,590           280,821          235,544
                                         ----------         ----------        ----------       ----------
         Total other expenses ..........    509,082            420,483         1,450,791        1,195,035

        Income (loss) before income
         taxes (benefits) ..............    250,829            133,861           684,153          300,213

Income tax expense (benefit) ...........     99,000             46,500           246,100          102,484
                                        -----------         ----------        ----------       ----------
         Net income (loss) .............$   151,829         $   87,361        $  438,053       $  197,729
                                        ===========         ==========        ==========       ==========
Earnings (loss) per common and common
         equivalent share ..............        .37                .22              1.07              .49
                                                ===                ===              ====              ===
                                     PAGE 4


                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                                                UNREALIZED
                                                                                                GAINS ON
                                                                                                SECURITIES
                                   COMMON STOCK           ADDITIONAL          RETAINED          AVAILABLE-
                             NUMBER OF         PAR          PAID IN           EARNINGS           FOR-SALE
                              SHARES         VALUE          CAPITAL           (DEFICIT)         NET OF TAX         TOTAL
                              -------       --------      ----------        -----------         ---------       ----------
Balance,
December 31, 1996 ........... 405,710       $405,710      $3,610,541        $(1,084,329)        $   1,650       $2,933,572

Net income (loss) ...........       0              0               0            197,729                 0          197,729

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax ...............       0              0               0                  0               492              492
                              -------       --------      ----------        -----------          --------       ----------
Balance,
September 30, 1997
(unaudited) ................. 405,710       $405,710      $3,610,541        $  (886,600)         $  2,142       $3,131,793
                              =======       ========      ==========        ===========          ========       ==========
Balance,
December 31, 1997 ........... 405,710       $405,710      $3,610,541        $  (743,019)         $  9,966       $3,283,198

Net income (loss) ...........       0              0               0            438,053                 0          438,053

Stock options exercised .....   5,463          5,463          49,167                  0                 0           54,630

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax ...............       0              0               0                  0             5,034            5,034
                              -------       --------      ----------        -----------          --------       ----------
Balance,
September 30, 1998
(unaudited) ................. 411,173       $411,173      $3,659,708        $  (304,966)         $ 15,000       $3,780,915
                              =======       ========      ==========        ===========          ========       ==========













                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              1998                      1997
                                                                          -----------               -----------
Operating Activities:
   Net Income (Loss) ...................................................  $   438,053               $   197,729
   Adjustments to reconcile net income or loss to net cash
     provided by operating activities:
     Depreciation ......................................................       99,777                   100,420
     Provision for loan losses .........................................            0                    30,450
     Provision for deferred income taxes ...............................      246,100                   116,284
     Net realized gains on securities available for sale ...............            0                      (900)
     Securities (accretion) amortization ...............................          428                   (16,731)
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable ................      (13,103)                  173,142
      Increase (Decrease) in accrued interest payable ..................      (12,871)                  (80,994)
     (Increase) Decrease in other assets ...............................       84,741                   (83,015)
     Increase (Decrease) in other liabilities ..........................      361,948                   (65,207)
     (Increase) Decrease in income taxes receivable ....................            0                   187,615
                                                                           ----------               -----------
   Net cash provided (used) by operating activities ....................    1,205,073                   558,793

Investing Activities:
     Proceeds from maturity of available-for-sale securities ...........    3,496,660                 4,250,000
     Purchase of available-for-sale securities .........................   (1,250,000)               (3,541,244)
     Proceeds received from sale of mortgage-backed securities .........            0                   121,104
     Payments received on mortgage-backed securities ...................            0                    31,381
     (Increase) decrease in Federal funds sold .........................   (4,262,000)                5,575,000
     Increase (decrease) in Federal funds purchased ....................     (430,000)                        0
    (Increase) decrease in loans, net ..................................   (5,841,366)               (2,696,627)
    Purchase of premises and equipment .................................      (60,024)                  (80,644)
                                                                           ----------               -----------
   Net cash provided (used) by operating activities ....................   (8,346,730)                3,658,970

Financing Activities:
     Increase (Decrease) in time deposits ..............................    4,005,106                (2,303,466)
     Increase (Decrease) in other deposits .............................    1,886,902                (2,459,248)
     Proceeds from advances from Federal Home Loan Bank ................            0                 1,000,000
     Repayment of advances from Federal Home Loan Bank .................   (1,005,000)               (1,405,000)
     Proceeds from issuance of common stock ............................       54,630                         0
                                                                           ----------                ----------
   Net cash provided (used) by financing activities ....................    4,941,638                (5,167,714)
Net increase (decrease) in cash and cash equivalents ...................   (2,200,019)                 (949,951)

Cash and Cash Equivalents at Beginning of Year .........................    4,924,600                 4,917,622
                                                                           ----------                ----------
Cash and Cash Equivalents at End of Year ...............................   $2,724,581                $3,967,671
                                                                           ==========                ==========
Supplemental Disclosures of Cash Flow Information Cash paid (received)during the year for:
   Interest                                                                $1,291,215                $1,309,329
   Income taxes                                                                     0                  (187,615)
Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
   Securities available-for-sale                                                5,034                       492




                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results  for the nine  months  ended  September  30,  1998  are not  necessarily indicative of the results that may be expected for the year ending  December 31,
1998. For further  information,  refer to the consolidated  financial statements and footnotes  there to included in the Company's  annual report to stockholders for the year ended December 31, 1997.







































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $438,053 for the nine months ended September 30, 1998 compared to $197,729 for the nine months ended September 30, 1997. Net interest income after provision for loan losses was $1,695,110 and $1,147,129 for the nine months ended September 30, 1998 and 1997, respectively. The provision for loan losses was $0 and $30,450 for the nine months ended September 30, 1998 and 1997, respectively. Non-interest income totaled $439,834 and $348,119 for the nine months ended September 30, 1998 and 1997, respectively. Non-interest expenses totaled $1,450,791 and $1,195,035 for the nine months ended September 30, 1998 and 1997, respectively.

The following table summarizes the results of operations of the Company for the nine month period ended September 30, 1998 and 1997.

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      1998             1997
                                                                    -------          -------
                                                                          (IN THOUSANDS)

Interest income ..................................................  $ 2,973          $ 2,406
Interest expense .................................................   (1,278)          (1,229)
Net interest income ..............................................    1,695            1,177
Provision for loan losses ........................................       (0)             (30)
Noninterest income ...............................................      440              348
Noninterest expense ..............................................   (1,451)          (1,195)
Income (loss) before taxes .......................................      684              300
Income (taxes) benefit ...........................................     (246)            (102)
                                                                    -------          -------
Net income (loss) ................................................  $   438          $   198
                                                                    =======          =======

Interest Income

Total interest income increased approximately $518,000 for the nine months ended
September 30, 1998 compared to the nine months ended September 30, 1997.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $26.4 million for the nine months ended September 30, 1997 to approximately $34.4 million for the nine months ended September 30, 1998. The effect of this change increased interest income earned on the loan portfolio from approximately $1,874,000 for the nine months ended September 30, 1997 to approximately $2,626,000 for the nine months ended September 30, 1998, an increase of $752,000.

Interest earned on taxable  investment  securities  decreased from approximately
$409,000 for the nine months ended September 30, 1997 to approximately  $226,000 for the nine months ended  September  30,  1998,  a decrease of  $183,000.  This decrease  was from the effect of a decrease  in the average  taxable  investment portfolio  balance  from  approximately  $8.8  million for the nine months ended
September  30, 1997 to  approximately  $5.0  million  for the nine months  ended
September 30, 1998.









Interest earned on federal funds sold was virtually unchanged from approximately
$123,000 for the nine months ended September 30, 1997 to approximately  $121,000 for the nine months ended September 30, 1998, a decrease of $2,000.

Interest Expense

Total interest expense increased approximately $50,000 for the nine months ended
September 30, 1998 compared to the nine months ended September 30, 1997. This increase is attributed to the factors explained in the following information.

This increase was the effect of an increase in the average balances of interest-bearing deposits from $30,200,000 for the nine months ended September
30, 1997 to approximately $33,221,000 for the nine months ended September 30, 1998. Interest expense on interest-bearing deposits increased from approximately
$1,129,000  for the  nine  months  ended  September  30,  1997 to  approximately
$1,231,000 for the nine months ended September 30, 1998, an increase of $102,000.

At September 30, 1998,  the Bank had advances from the Federal Home Loan Bank of
$70,000 at an average rate of 6.99%. Interest expense incurred for the nine months ended September 30, 1998 totaled approximately $18,000 and approximately
$44,000 for the nine months ended September 30, 1997.

The Company also had interest expense during the nine months ended September 30, 1998 of approximately $28,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of 7.5%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal  components of noninterest income for the nine month periods ended September 30, 1998 and 1997.
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           1998            1997
                                                         -------         -------
Service charges on deposit accounts .................... $   325         $   275
Insurance Commissions ..................................      19              11
Mortgage origination income ............................      37              10
Gain (loss) on sale of securities ......................       0               1
Other operating income .................................      59              51
                                                         -------         -------
         Total noninterest income ...................... $   440         $   348
                                                         =======         =======












Service charges on deposit accounts for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, increased approximately
$92,000. This increase was related primarily to a increase in NSF fees and transaction deposit account activity. All other income totaled approximately
$115,000 and $73,000 for the nine months ended September 30, 1998 and 1997, respectively.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the nine month periods ended September 30, 1998 and 1997.

                                                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1998             1997
                                                      -------          -------
Salaries and employee benefits ...................... $   758          $   607
Equipment expenses ..................................     116              101
Occupancy expenses ..................................      76               68
Advertising .........................................      26               28
Data processing .....................................      74               46
Printing and office supplies ........................      52               41
Audit and accounting ................................      68               68
Other operating expenses ............................     281              236
                                                      -------          -------
         Total noninterest expense .................. $ 1,451          $ 1,195
                                                      =======          =======

Noninterest expenses for the nine months ended September 30, 1998 as compared to the nine months ended  September  30, 1997,  increased  approximately  $256,000.
Salaries and employee  benefits  increased  approximately  $151,000 for the nine months ended  September 30, 1998 as compared to the nine months ended  September
30,1997.  This increase reflects  increases in the number of employees,  in wage levels,  and in the cost of  employee  benefits.  All other  expenses  increased approximately  $105,000 for the nine months ended September 30, 1998 compared to
the  nine  months  ended   September  30,  1997.   This  increase  is  primarily
attributable  to an increase in data  processing  expenses,  printing and office supplies, and other operating expenses which together accounted for over $84,000 of the increase.

Provision for Loan Losses

The provision  for loan losses for the nine months ended  September 30, 1998 was
$0 compared to  approximately  $30,000 for the nine months ended  September  30,
1997. The balance of the allowance for loan losses was approximately  $1,274,000
(approximately   3.39%  of   outstanding   loans)  at  September  30,  1998  and
approximately $1,092,000  (approximately 3.7% of outstanding loans) at September
30,  1997.  Actual  loan  charge-offs  net  of  recoveries  were   approximately
($115,000)  for the nine  months  ended  September  30,  1998 and  approximately
$429,000 for the nine months ended  September 30, 1997.  Non-accrual  loans were approximately  $498,000 at September 30, 1998. In  determining an adequate level of loan loss reserve, such loans were included in such consideration.

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




Income Taxes

The provision for income taxes  reflected an effective  rate of 34% for the nine months  ended  September  30, 1998. A tax credit was accrued for the year ending
December  31,  1996 based upon the loss  incurred  of  approximately  $1,737,000 before taxes.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately  $50.1  million at  September  30,  1998 and  approximately  $44.8 million at December 31, 1997.  Representing  an increase of  approximately  $5.3 million.  During the nine months ended  September  30,  1998,  cash and due from banks  decreased  $2.2 million,  operations  generated  $1.2  million,  deposits increased by $5.9 million, available-for-sale securities decreased $2.2 million, providing $11.5 million of funds  available which were used to increase  Federal funds sold by $4.3 million,  reduce Federal funds sold $.4 million,  reduce FHLB borrowings by $1 million and increase loans by $5.8 million.

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

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At
September 30, 1998, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                   To Be Well
                                                          For Capital          Capitalized Under
                                                           Adequacy            Prompt Corrective
                                    Actual                 Purposes            Action Provisions
                              -------------------      ----------------        ------------------
                              Amount        Ratio      Amount     Ratio        Amount       Ratio
                              ------       ------      ------    ------        ------      ------
                                                       (Dollars in thousands)

As of September 30, 1998
Total Capital
(to Risk Weighted Assets) ... $4,674       12.47%      $3,000       8%         $3,750        10%
Tier 1 Capital
(to Risk Weighted Assets) ... $4,196       11.19%      $1,500       4%         $2,250         6%

(to Average Assets) ......... $4,196        8.38%      $2,003       4%         $2,503         5%

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






The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At September 30, 1998, the Company's cash and due from banks were  approximately  $2.7 million and its federal  funds sold were approximately $4.3 million.  All of the above can be converted to cash on  short  notice.  The  sale  of  investments,  which  had a  market  value  of approximately  $4.3 million at June 30, 1998, can also be used to meet liquidity requirements,  to the extent the investments  are not pledged.  At September 30,
1998, the market value of pledged securities was $2.8 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $70,000 at September 30, 1998, at an average rate of 6.99%.

Impact of the Year 2000

Based on recently completed assessments, the Bank has determined that it will be required to modify, upgrade, and or replace some portions of its internal software and hardware, so that its computer systems will properly utilize dates beyond December 31, 1999. The Bank's main core software is a Kirchman Dimension
3000  product  and has been  externally  tested  and  certified  to be year 2000 compliant. As of September 30, 1998, the Bank has commenced its year 2000 remediation program, has secured substantially all required resources, and expects to substantially complete its internal year 2000 efforts by March 31, 1999.

In addition, the Bank has contacted it critical suppliers and other entities to determine the extent to which the Bank's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. While the Bank has not been informed of any material risks associated with these entities, there is no guarantee that the systems of these critical suppliers or other entities, including The Federal Reserve Bank, on which the Bank relies, will be timely converted and will not have an adverse effect on the Bank's systems or operations.

The Bank has expensed $20,000 of costs incurred to date related to the year 2000 issue. The total remaining cost of the year 2000 project is presently estimated at $20,000, which will be expensed as incurred. The costs of the project and the date on which the Bank believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.













                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

     Exhibit No.
           27.1                                      Financial Data Schedule

(B) Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FNC BANCORP, INC.
                                                        (Registrant)


Date November 14, 1998                               By/s/ Jeffrey W. Johnson
     -----------------                               ------------------------
                                                     Jeffrey W. Johnson
                                                     President/CEO

                                     PAGE 13