Form 10KSB
period 1998-12-31
FNC BANCORP INC
filed 1999-03-29
CIK 868573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1998

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

                      Common Stock, Par Value $1 Per Share

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended December 31, 1998 were $4,701,165.

As of March 1, 1999, registrant had outstanding 411,173 shares of common stock, $1 par value per share, which is registrant's only class of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not known.

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

The Bank

General

         On August 15, 1990, the Organizers of the Company and the Bank filed an application with the OCC to charter the Bank as a national banking association under the name "First National Bank of Coffee County" to conduct business in Douglas, Coffee County, Georgia and the surrounding area. The Organizers of the Company and the Bank were Robert L. Cation, Milton G. Clements, William C. Ellis, Jr., Ralph G. Evans, A. Curtis Farrar, Jr., Norman E. Fletcher and Timothy J. Palmer. The Bank was authorized to commence its banking business by the OCC issuing a national bank charter for the Bank. Operations commenced on September 23, 1991. The OCC had granted preliminary approval of the application on December 14, 1990. Final approval of the application was subject to, among other conditions, capitalization of the Bank at a minimum of $3,500,000 prior to the Bank opening for business.

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

         Population in the PSA was approximately 29,592 in 1990 and was estimated at 33,031 in 1996, an increase of almost 11.6% in six years. The population is projected to be 35,880 by 2001. The population is well distributed by age and is slightly more than 51% female. The median age of the population is
32.2 years.

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

         The Bank sells loan participation to one or more correspondent or area banks with respect to loans that exceed the Bank's lending limit.


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

         The Bank has established policies and procedures designed to ensure an acceptable asset/liability mix is monitored on a timely basis, with a report reflecting the interest-sensitive liabilities being prepared and presented to the Bank's Asset/Liability Committee on a quarterly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

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

Competition

         Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services and the degree of expertise and the personal manner in which services are offered. In the PSA, other than the Bank, there are two regional banks, three local banks and one savings bank. These include SunTrust, Citizens Security Bank, First Liberty, Southtrust, Southeastern Bank and Colony Bank. The Bank encounters competition from most of these financial institutions. There is only one savings institution in the PSA. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

         Many of the Bank's competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank currently does not provide. Moreover, many of these competitors have numerous branch offices and other facilities in the PSA, a competitive advantage that the Bank initially does not have. Nevertheless, in evaluating the competition in the PSA, the management and the Board of Directors believe that there will be sufficient growth in banking activities for all of these institutions, including the Bank, to be successful, based in part on an average annual growth of approximately 4.9% in commercial bank deposits in the PSA over the last four years. Furthermore, management and the Board of Directors believe that the extensive banking experience and contacts in the PSA of its President and the other board members will enable the Bank to compete effectively without offering unusually high interest rates for deposits or unusually low interest rates for loans. The Bank's relatively small size permits it to offer more personalized service than its competitors, which is expected to provide the Bank with a competitive advantage.

Employees

         At December 31, 1998, the Bank employed 27 full-time employees and 6 part-time employees. The Company has no employees. Holding company duties are performed by bank employees and where such duties are significant, related compensation and benefit costs are allocated to and reimbursed by the holding company. The Bank considers its relationship with its employees to be good. To the extent possible, the Bank employs persons experienced in the banking profession and persons who are natives or long time residents of the Coffee County area.

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

         Bank holding companies are required by the BHCA to obtain approval from the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of more than 5% of the outstanding shares of any class of voting stock of any bank or bank holding company. Bank holding companies and their subsidiaries also are prohibited from acquiring any voting shares of, or interest in, any banks located outside of the state in which the operations of the bank holding company's subsidiaries are located unless the acquisition is authorized specifically by the statutes of the state in which the target is located. Several southeastern states, including Georgia, have enacted reciprocal legislation that authorizes interstate acquisitions of banking organizations by bank holding companies within the southeastern United States, subject to certain conditions and restrictions. As a result of this legislation, the company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in those states that have enacted reciprocal legislation. (See, however, certain restrictions on acquisitions imposed by the GBHCA discussed below). Additionally, under the BHCA, as amended pursuant to FIRREA and as implemented by an amendment to the Federal Reserve regulations, a bank holding company may acquire a savings association, as defined in FIRREA, in any state without regard to whether the bank holding company can operate a bank in that state.

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

         At December 31, 1998, the Company's bank subsidiary had the requisite capital levels to qualify as well capitalized.

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

ITEM 2.  DESCRIPTION OF PROPERTY

        The Company's principal executive offices are located at 420 South Madison Avenue, Douglas, Georgia. This location is in the southern portion of downtown Douglas, which is believed to be the most rapidly growing section of Douglas. This location was chosen because of its convenience to both the central downtown area and the retail and professional expansion on the south side of Douglas. In addition, this site offers good visibility to the one-way south-bound traffic on Peterson Avenue and provides access to customers from Cherry Street and Madison Avenue. The Board of Directors are dedicated to maintaining the viability of the downtown Douglas area and believe that the Bank building adds an attractive building to the downtown area while avoiding traffic congestion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

        (a)      There currently is no public market for the Common Stock.

        (b) As of March 1, 1999, there were approximately 360 holders of record of the Common Stock.

        (c) The Company has never declared or paid a cash dividend but expects to do so in the future. The payment of dividends by national banks is restricted by statute and regulation. See "Item 1. Description of Business Supervision and Regulation."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

         The Company's 1998 Annual Report on Form 10-KSB contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated result will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company; state and Federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. The words "believe", "expect", "anticipate", "project" and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company's current and subsequent filings with the Securities and Exchange Commission.

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

Results of Operations For Years Ended December 31, 1998 and 1997

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

         The Company's net interest margin increased 79 basis points or 17.63% to 5.27% in 1998 as compared to 4.48% in 1997. The yield on average interest-earning assets increased 53 basis points or 6.07% to 9.26% in 1998 as compared to 8.73% in 1997. The interest rate paid on average interest-bearing liabilities decreased four basis points to 4.99% in 1998 as compared to 5.03% in 1997. Net interest income on a taxable-equivalent basis was $2,339,000 in 1998 as compared to $1,736,000 in 1997, representing an increase of $603,000 or 34.74%. Although net interest income was favorably impacted by an increase of 53 basis points in yield on interest-earning assets and a decrease of four basis points in interest rate paid on average interest-bearing liabilities, the changes due to rate accounted for only $62,000 or 10.28% of the total increase in net interest income. An increase of $5,663,000 or 14.61% in interest-earning assets accounted for $541,000 or 89.72% of the total increase in net interest income.

         Average interest-earning assets increased $5,663,000 to $44,418,000 in 1998 from $38,755,000 in 1997, an increase of 14.61%. Average loans increased $8,334,000; average Federal funds sold increased $814,000; and average investments decreased $3,485,000. The increase in average interest-earning assets was accompanied by an increase of $5,931,000, or 15.76%, in average deposits to $43,578,000 in 1998 from $37,647,000 in 1997. Approximately 20% of the average deposits were noninterest-bearing deposits in 1998 and approximately 19% of the average deposits were noninterest-bearing deposits in 1997.

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

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. In 1996, the Company charged to earnings a significant provision of $2,305,000 which was required to replenish net loan charge-offs in 1996 of approximately 1,170,000 and to reserve for other loans that had been classified by regulators. During 1997, the asset quality of the loan portfolio improved and the Company recorded net loan charge-offs of $391,000. With the improvement in the asset quality of loans, management reduced the provision for loan losses to $30,000 in 1997. Based upon management's evaluation of the loan portfolio and the potential loan risk associated with specific loans and selected loan categories, management determined that no provision was required to be charged to earnings in 1998. The allowance for loan losses as a percentage of total loans outstanding amounted to 3.03% at December 31, 1998 as compared to 3.66% at December 31, 1997. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

         Following is a comparison of noninterest income for the years ended December 31, 1998 and 1997.

                                                                      --------------- --------------- ---------------
                                                                                                         Increase
                                                                           1998            1997         (Decrease)
                                                                      --------------- --------------- ---------------
            Service charges on deposit accounts ..................... $      447,000  $      346,000  $      101,000
            Other service charges, commissions and fees .............         26,000          18,000           8,000
            Net realized gains on securities available for sale .....              -           1,000          (1,000)
            Origination fees on mortgage loans ......................         46,000          19,000          27,000
            Other ...................................................         70,000          38,000          32,000
                                                                      --------------- --------------- ---------------

                                                                      $      589,000  $      422,000  $      167,000
                                                                      =============== =============== ===============

         The increase in service charges on deposit accounts of $101,000 is attributable to an increase of approximately $5,931,000 in average deposits in 1998. Increase in other noninterest income was attributable primarily to the collection of $28,000 in fees for referring two loans to another financial institution.

         Following is an analysis of noninterest expense for the years ended December 31, 1998 and 1997.

                                                                    -----------------  ---------------- -----------------
                                                                                                            Increase
                                                                          1998              1997           (Decrease)
                                                                    -----------------  ---------------- -----------------
             Salaries and employee benefits ....................... $      1,023,000   $       805,000  $        218,000
             Equipment and occupancy expense ......................          261,000           233,000            28,000
             Accounting and auditing expenses .....................           87,000            97,000          (10,000)
             Advertising expense ..................................           36,000            40,000           (4,000)
             Data processing expenses .............................          106,000            62,000            44,000
             Printing and office supplies .........................           67,000            54,000            13,000
             Other ................................................          401,000           318,000            83,000
                                                                    -----------------  ---------------- -----------------

                                                                    $      1,981,000   $     1,609,000  $        372,000
                                                                    =================  ================ =================

         The increase in salaries and wages in 1998 is attributable to the fact that the salaries for two executive officers employed in 1997 were incurred for the entire year of 1998 whereas their salaries were incurred for only a portion of the year in 1997. Also, approximately $71,000 was accrued for employee bonuses in 1998, whereas no bonuses were accrued in 1997. The increase in equipment and occupancy expense is attributable to normal increases in repairs and maintenance, insurance and utilities. The increase in data processing expenses is attributable to an increase of $15,000 in regular data processing fees and $28,000 related to Year 2000 issues. Approximately 50% of the increase in other noninterest expense is attributable to increase in travel expenses resulting from increased emphasis on employee education and training programs conducted at off-premise training centers or educational institutions.

         Average total assets increased $5,238,000 or 12.04% to $48,727,000 in 1998 as compared to $43,489,000 in 1997. Average interest-earning assets increased 14.61% in 1998 from 1997. Loan demand was much stronger in 1998 than in 1997 as evidenced by a loan to deposit ratio of 81.85% in 1998 as compared to 72.61% in 1997. Average loans increased $8,334,000 or 30.49% in 1998 as compared to 1997.

 Liquidity and Capital Resources

         Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Bank to meet those needs. The Company and the Bank seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to obtain advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had outstanding advances from the Federal Home Loan Bank of Atlanta of $65,000 at December 31, 1998 at an average rate of 6.99%. The Bank also has the ability to borrow and purchase Federal funds from other financial institutions on a short-term basis, if needed.

         The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 1998 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company and the Bank were aware of no events or trends likely to result in a material change in their liquidity. During 1998, the Company increased its capital by retaining earnings of $602,000 and by $55,000 from proceeds upon exercise of stock options. After recording an increase in capital of $4,000 for unrealized gains on securities, net of taxes, total capital increased $661,000 to $3,944,000 from $3,283,000 at December 31, 1996.

         At December 31, 1998, there were no outstanding commitments for any major capital expenditures. However, the Company estimates that approximately $250,000 will be required for new premises in 1999.
         In accordance with risk capital guidelines issued by the Federal Reserve Board, the Bank is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

         The following table summarizes the regulatory capital levels of the Bank at December 31, 1998.

                                                      Actual                     Required                     Excess
                                             -------------------------   -------------------------   -------------------------
                                               Amount       Percent         Amount      Percent         Amount      Percent
                                             -----------  ------------   -----------  ------------   -------------------------
                                                                          (Dollars in Thousands)
                                             ---------------------------------------------------------------------------------
              Leverage capital ............. $    4,369       8.02 %     $    2,177       4.00 %     $    2,192        4.02 %
              Risk-based capital:
                Core capital ...............      4,369      11.33            1,543       4.00            2,826        7.33
                Total capital ..............      4,860      12.60            3,085       8.00            1,775        4.60


Year 2000 Issue Costs

         Based on recently completed assessments, the Bank had determined that it will be required to modify, upgrade and/or replace some portions of its internal software and hardware to ensure that its computer systems will properly utilize dates beyond December 31, 1999. The Bank's main core software, a Kirchman Dimension 3000 product, has been externally tested and certified to be year 2000 compliant. As of December 31, 1998, the Bank has commenced its year 2000 remediation program, has secured substantially all required resources, and expects to substantially complete its internal year 2000 efforts by March 31, 1999.

         In addition, the Bank has contacted its critical suppliers and other entities to determine the extent to which the Bank's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. While the Bank has not been informed of any material risks associated with these entities, there is no guarantee that the systems of these critical suppliers or other entities, including The Federal Reserve Bank, on which the Bank relies, will be timely converted and will not have an adverse effect on the Bank's systems or operations.

         The Bank has expensed $20,000 of costs incurred to date related to the year 2000 issue. The total remaining cost of the year 2000 project is presently estimated at $20,000, which amount will be expensed as incurred. The costs of the project and the date on which the Bank believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

         A formal contingency plan is in the process of development and it is expected that the plan will be completed by March 31, 1999. Completion of the contingency plan by March 31, 1999 meets the guidelines established by the Bank.

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

                                                                Year Ended December 31,
                          ----------------------------------------------------------------------------------------------------
                                        1998                              1997                              1996
                          ---------------------------------  --------------------------------  -------------------------------
                                                                (Dollars in Thousands)
                          ----------------------------------------------------------------------------------------------------
                                      Interest    Average               Interest    Average               Interest   Average
                           Average     Income/     Yield/     Average    Income/     Yield/    Average    Income/     Yield/
                           Balance     Expense      Rate      Balance    Expense      Rate     Balance    Expense      Rate
                                                    Paid                              Paid                             Paid
                          ----------- ----------  ---------  ---------- ----------  ---------  ---------  ---------  ---------
ASSETS
   Interest-earning
   assets:
   Loans, net of
      unearned interest . $   35,670  $   3,615    10.13 %   $  27,336  $   2,698     9.87 %   $ 31,848   $  3,118     9.79 %
      Investment
      securities:
   Taxable                     4,806        291     6.05         8,291        511     6.16        5,770        325     5.63
      Federal funds sold       3,942        206     5.23         3,128        173     5.53        5,068        275     5.43
                          ----------- ----------             ---------- ----------             ---------  ---------

        Total interest-
           earning assets     44,418      4,112     9.26        38,755      3,382     8.73       42,686      3,718     8.71
                          ----------- ----------             ---------- ----------             ---------  ---------

   Noninterest-earning
   assets:
   Cash .................      3,009                             2,953                            4,415
   Allowance for loan
      losses ............     (1,244)                           (1,201)                          (1,023)
      Unrealized gain
      (loss)
   on available
   for sale securities ..         19                                (3)                              (7)
      Other assets ......      2,525                             2,985                            2,595
                          -----------                        ----------                        ---------

        Total
        noninterest-
           earning assets      4,309                             4,734                            5,980
                          -----------                        ----------                        ---------


        Total assets .... $   48,727                         $  43,489                         $ 48,666
                          ===========                        ==========                        =========



                                                                Year Ended December 31,
                           ---------------------------------------------------------------------------------------------------
                                         1998                             1997                             1996
                           --------------------------------- -------------------------------- --------------------------------
                                                                 (Dollars in Thousands)
                           ---------------------------------------------------------------------------------------------------
                                       Interest    Average              Interest   Average                Interest   Average
                            Average     Income/    Yield/     Average   Income/     Yield/     Average    Income/     Yield/
                            Balance     Expense   Rate Paid   Balance   Expense   Rate Paid    Balance    Expense    Rate Paid
                           ----------- ---------- ---------- --------- ---------- ----------- ---------- ----------- ---------
LIABILITIES AND
   STOCKHOLDERS'
   EQUITY
   Interest-bearing
   liabilities:
   Savings and
      interest-bearing
      demand deposits ...  $    9,732  $     236     2.42%   $    8,198 $    227     2.77%    $   9,479  $      254    2.68%
   Time deposits ........      24,948      1,478     5.92        22,259    1,280     5.75        25,209       1,541    6.11
   Other borrowings .....         881         59     6.70         2,275      139     6.11         2,433         136    5.59
                           ----------- ----------            --------------------             ---------- -----------
      Total
      interest-bearing
        liabilities .....      35,561      1,773     4.99        32,732    1,646     5.03        37,121       1,931    5.20
                           ----------- ----------            --------------------             ---------- -----------

   Noninterest-bearing liabilities
   and stockholders' equity:
      Demand deposits ...       8,898                             7,190                           7,929
      Other liabilities .         615                               458                             570
      Stockholders' equity      3,653                             3,109                           3,046
                           -----------                       -----------                      ----------

      Total
      noninterest-bearing
        liabilities and
        stockholders' ...      13,166                            10,757                          11,545
        equity
                           -----------                       -----------                      ----------


Total liabilities and
stockholders'
   equity ...............  $   48,727                        $   43,489                       $  48,666
                           ===========                       ===========                      ==========


Interest rate spread ....                            4.27%                           3.70%                             3.51%
                                                  ==========                      ===========                        =========

Net interest income .....              $   2,339                        $  1,736                         $    1,787
                                       ==========                       =========                        ===========


Net interest margin .....                            5.27%                           4.48%                             4.19%
                                                  ==========                      ===========                        =========


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

                                                                        Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                        1998 vs. 1997                             1997 vs. 1996
                                           ----------------------------------------  ----------------------------------------
                                                                        (Dollars in Thousands)
                                           ----------------------------------------------------------------------------------
                                             Increase         Changes Due To          Increase          Changes Due To
                                                         --------------------------                --------------------------
                                            (Decrease)        Rate        Volume     (Decrease)        Rate         Volume
                                           ------------- ------------- ------------  ------------  ------------  ------------
Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans ......... $        917  $         94  $       823   $     (420)   $        22   $     (442)
   Interest on securities:
      Taxable ............................         (220)           (5)        (215)         186             44          142
   Interest on Federal funds .............           33           (12)          45         (102)             3         (105)
                                           ------------- ------------- ------------  ------------  ------------  ------------
        Total interest income ............          730            77          653         (336)            69         (405)
                                           ------------- ------------- ------------  ------------  ------------  ------------

Expense from interest-bearing liabilities:
   Interest on savings and interest-
      bearing demand deposits ............            9           (33)          42           (27)            7          (34)
   Interest on time deposits .............          198            43          155          (261)          (81)        (180)
   Interest on other borrowings ..........          (80)            5          (85)            3            12           (9)
                                           ------------- ------------- ------------  ------------  ------------  ------------
        Total interest expense ...........          127            15          112          (285)          (62)        (223)
                                           ------------- ------------- ------------  ------------  ------------  ------------

             Net interest income ......... $        603  $         62  $       541   $       (51)   $      131   $     (182)
                                           ============= ============= ============  ============  ============  ============


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

         As of December 31, 1998, the Company's cumulative one-year interest rate sensitivity gap ratio was 1.15%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. However, management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the Company's net interest income. In addition, the Company has borrowing agreements with three correspondent banks and the Federal Home Loan Bank to provide temporary liquidity as necessary.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                                 At December 31, 1998
                                                          --------------------------------------------------------------------
                                                                             Maturing or Repricing Within
                                                          --------------------------------------------------------------------
                                                            Zero to        Three        One to         Over
                                                             Three       Months to       Three        Three
                                                            Months       One Year        Years        Years         Total
                                                          ------------  ------------  ------------ ------------- -------------
                                                                                (Dollars in Thousands)
                                                          --------------------------------------------------------------------
Earning assets:
   Interest-bearing deposits ............................ $        25   $         -   $         -  $          -  $         25
   Federal funds sold ...................................       5,966             -             -             -         5,966
   Investment securities ................................       1,474         1,527           501         1,252         4,754
   Loans ................................................      14,720         6,355         7,673        13,242        41,990
                                                          ------------  ------------  ------------ ------------- -------------
                                                               22,185         7,882         8,174        14,494        52,735
                                                          ------------  ------------  ------------ ------------- -------------
Interest-bearing liabilities:
   Interest-bearing demand deposits (1) .................           -         2,830         8,877             -        11,707
   Savings (1) ..........................................           -             -         1,973             -         1,973
   Certificates less than $100,000 ......................       5,280        10,309         1,918         1,165        18,672
   Certificates, $100,000 and over ......................       2,480         5,194         1,139           440         9,253
   Other borrowings .....................................           -            10            20            35            65
                                                          ------------  ------------  ------------ ------------- -------------
                                                                7,760        18,343        13,927         1,640        41,670
                                                          ------------  ------------  ------------ ------------- -------------

Interest rate sensitivity gap ........................... $    14,425   $  (10,461)   $   (5,753)  $     12,854  $     11,065
                                                          ============  ============  ============ ============= =============

Cumulative interest rate sensitivity gap ................ $    14,425   $     3,964   $   (1,789)  $     11,065
                                                          ============  ============  ============ =============

Interest rate sensitivity gap ratio .....................        2.86          0.43          0.59          8.84
                                                          ============  ============  ============ =============

Cumulative interest rate sensitivity gap ratio ..........        2.86          1.15          0.96          1.27
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

Loan Portfolio

         The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                                            December 31,
                                                                                         ----------------------------------
                                                                                               1998               1997
                                                                                         ---------------    ---------------
                                                                                              (Dollars in Thousands)
                                                                                         ----------------------------------
       Commercial and financial ........................................................ $        6,345     $        4,559
       Agricultural ....................................................................          1,214              2,369
       Real estate - construction ......................................................          1,210              1,658
       Real estate - mortgage, farmland ................................................          7,916              4,683
       Real estate - mortgage, other ...................................................         21,156             14,451
       Consumer instalment .............................................................          4,149              3,960
                                                                                         ---------------    ---------------
                                                                                                 41,990             31,680
       Allowance for loan losses .......................................................         (1,274)            (1,159)
                                                                                         ---------------    ---------------
       Loans, net ...................................................................... $       40,716     $       30,521
                                                                                         ===============    ===============

Maturities and Sensitivity of Loans to Changes in Interest Rates

         The Company's loan portfolio, as of December 31, 1998 was made up primarily of short-term fixed rate loans or variable rate loans. The average contractual life on instalment loans is approximately three years, while mortgages are generally variable over one-to five-year periods. Total loans as of December 31, 1998 are shown in the following table according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, and (iii) after five years.

                                                       December 31,
                                                           1998
                                                       (Dollars in
                                                        Thousands)
                                                    ----------------
   Maturity:
      One year or less ............................ $        13,179
      After one year through five years ...........          22,715
      After five years ............................           6,096
                                                    ----------------
                                                    $        41,990
                                                    ================

         Following is a summary of loans which presents separately the amount of loans outstanding as of December 31, 1998 in each category listed above by maturities.


                                                                          Due in      After One       After
                                                                            One        Through         Five
                                                                           Year       Five Years      Years         Total
                                                                        ------------ ------------- ------------- -------------
                                                                                       (Dollars in Thousands)
                                                                        ------------------------------------------------------

          Commercial, financial and agricultural ...................... $     4,019  $      1,889  $      1,651  $      7,559
          Real estate - construction ..................................         955           155           101         1,211
          Real estate - mortgage ......................................       6,512        18,258         4,282        29,052
          Consumer instalment .........................................       1,693         2,413            62         4,168
                                                                        ------------ ------------- ------------- -------------

                  Total ............................................... $    13,179  $     22,715  $      6,096  $     41,990
                                                                        ============ ============= ============= =============

         The following table summarizes loans at December 31, 1998 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

                                                              December 31,
                                                                  1998
                                                              (Dollars in
                                                               Thousands)
                                                           ----------------

   Predetermined interest rates .......................... $        20,735
   Floating or adjustable interest rates .................           8,076
                                                           ----------------
                                                           $        28,811
                                                           ================


Nonperforming Loans

        The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 1998              1997
                                                                                           ---------------   ----------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

       Loans accounted for on a nonaccrual basis ......................................... $          448    $           801

       Instalment loans and term loans contractually past due ninety
          days or more as to interest or principal payments and still accruing ...........              4                  6

       Loans, the term of which have been renegotiated to provide a ......................              -                  -
          reduction or deferral of interest or principal because of
          deterioration in the financial position of the borrower

       Loans now current about which there are serious doubts as to ......................              -                  -
          the ability of the borrower to comply with present loan
          repayment terms

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

Summary of Loan Loss Experience

         The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,274,000 at December 31, 1998, representing 3.03% of year-end total loans outstanding compared with approximately $1,159,000 at December 31, 1997, which represented 3.66% year end total loans outstanding.

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

                                                                                      At December 31,
                                                                -------------------------------------------------------------
                                                                            1998                           1997
                                                                ------------------------------ ------------------------------
                                                                                  Percent of                     Percent of
                                                                                   Loans in                       Loans in
                                                                                 Category to                     Category to
                                                                     Amount      Total Loans        Amount       Total Loans
                                                                ---------------- ------------- ----------------  ------------
                                                                                   (Dollars in Thousands)
                                                                -------------------------------------------------------------

Commercial, financial, industrial and agricultural ............ $           325         18 %   $           256         22 %
Real estate ...................................................             303         72                 325         66
Consumer ......................................................             455         10                 404         12
Unallocated ...................................................             191          -                 174          -
                                                                ---------------- ------------- ----------------  ------------

                                                                $         1,274        100 %   $         1,159        100 %
                                                                ================ ============= ================  ============

         The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                                1998               1997
                                                                                           ---------------   ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ---------------------------------

       Average amount of loans outstanding ............................................... $       35,670    $       27,336
                                                                                           ===============   ===============

       Balance of reserve for possible loan losses at beginning of period ................          1,159             1,520
                                                                                           ---------------   ---------------

       Charge-offs:
          Commercial, financial and agricultural .........................................            (67)             (152)
          Real estate ....................................................................             (7)             (250)
          Consumer .......................................................................            (62)             (270)
       Recoveries:
          Commercial, financial and agricultural .........................................             33                60
          Real estate ....................................................................            126               127
          Consumer .......................................................................             92                94
                                                                                           ---------------   ---------------
               Net (charge-offs) recoveries ..............................................            115              (391)
                                                                                           ---------------   ---------------

       Additions to reserve charged to operating expenses ................................              -                30
                                                                                           ---------------   ---------------

       Balance of reserve for possible loan losses ....................................... $        1,274    $        1,159
                                                                                           ===============   ===============

       Ratio of net loan (charge-offs) recoveries to average loans .......................           .32%            (1.43)%
                                                                                           ===============   ===============

Investment Portfolio

         The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See " - Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 50% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five- to fifteen-year maturities, are also made on a variable rate basis with rates being adjusted every one to five years.
Additionally, 63% of the investment portfolio matures or reprices within one year.

Types of Investments

         The amortized cost and fair value of securities are summarized as follows:

                                                                                 Gross            Gross
                                                             Amortized        Unrealized       Unrealized           Fair
                                                                Cost             Gains           Losses            Value
                                                           ---------------   --------------   --------------   ---------------
                                                                                 (Dollars in Thousands)
                                                           -------------------------------------------------------------------
                Securities Available for Sale
                   December 31, 1998:
                   U. S. Government and agency
                      securities ......................... $        4,259    $          21    $           -    $        4,280
                   Other investments .....................            474                -                -               474
                                                           ---------------   --------------   --------------   ---------------

                                                           $        4,733    $          21    $           -    $        4,754
                                                           ===============   ==============   ==============   ===============


                December 31, 1997:
                   U. S. Government and agency
                      securities ......................... $        6,010    $          17    $         (2)    $        6,025
                   Other investments .....................            474                -                -               474
                                                           ---------------   --------------   --------------   ---------------
                                                           $        6,484    $          17    $         (2)    $        6,499
                                                           ===============   ==============   ==============   ===============


Maturities

         The amounts of investment securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                    U.S. Treasury and
                                                                  Other U. S. Government                 State and
                                                                Agencies and Corporations         Political Subdivisions
                                                                                   Yield                           Yield
                                                                 Amount             (1)           Amount          (1) (2)
                                                               ------------     ------------    ------------    ------------
                                                                                  (Dollars in Thousands)
                                                               -------------------------------------------------------------
Maturity:
   One year or less .......................................... $     2,486         5.78 %       $         -            - %
   After one year through five years .........................       2,268         5.87                   -            -
   After five years through ten years ........................           -            -                   -            -
   After ten years ...........................................           -            -                   -            -
                                                               ------------     ------------    ------------    ------------
                                                               $     4,754         5.82 %       $         -            - %
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

                                                                                    Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                              1998                           1997
                                                                  -----------------------------  -----------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------

Noninterest-bearing demand deposits ............................. $        8,898          - %    $        7,190          - %
Interest-bearing demand and savings deposits ....................          9,732       2.42               8,198       2.77
Time deposits ...................................................         24,948       5.92              22,259       5.75
                                                                  ---------------                ---------------
              Total deposits .................................... $       43,578                 $       37,647
                                                                  ===============                ===============

        The Company has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) over twelve months.

                                                         December 31,
                                                             1998
                                                       ---------------
                                                         (Dollars in
                                                           Thousands)
                                                       ---------------

           Three months or less ...................... $        2,480
           Over three through twelve months ..........          5,194
           Over twelve months ........................          1,579
                                                       ---------------
                         Total ....................... $        9,253
                                                       ===============

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

                                                                                                 Year Ended December 31,
                                                                                           ------------------------------------
                                                                                                1998                1997
                                                                                           ----------------    ----------------

Return on assets .........................................................................         1.24 %              0.78 %

Return on equity .........................................................................        16.48               10.97

Dividends payout .........................................................................            -                   -

Equity to assets ratio ...................................................................         7.50                7.15


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

         Following is a summary of the commitments outstanding at December 31, 1998 and 1997.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 1998               1997
                                                                                           ---------------    ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

           Commitments to extend credit .................................................. $        4,959     $        4,746
           Standby letters of credit .....................................................            120                 12
                                                                                           ---------------    ---------------
                                                                                           $        5,079     $        4,758
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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-32 of this Annual Report on Form 10-KSB:

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated Statements of Income - Years Ended December 31, 1998 and 1997

         Consolidated Statements of Comprehensive Income - Years Ended December 31, 1998 and 1997

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows - Years Ended December 31, 1998 and 1997

         Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 1998, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

         The following table and accompanying notes sets forth the name, age, business experience during the past five years, the year he first became a director and the year in which his current term will expire of each of the Directors of the Company as of December 31, 1998.

                                                                                                                Director's
                                                                                                   Director        Term
                      Name                      Age                     Position                    Since         Expires
       -----------------------------------  ------------- -------------------------------------  ------------- --------------
       Board Nominees:
          A. Curtis Farrar, Jr.                  54       Director                                   1990          1999
          Norman E. Fletcher                     61       Director                                   1990          1999

       Directors Continuing in Office:
          Milton G. Clements                     50       Director                                   1990          2000
          Robert L. Cation                       54       Chairman of the Board of Directors         1990          2000
          Jeffery W. Johnson                     49       Director                                   1997          2000
          William C. Ellis, Jr.                  54       Director                                   1990          2001
          Ralph G. Evans                         42       Director                                   1990          2001

Executive Officers

         The following table and accompanying notes set forth the name, age and business experience during the past five years of individuals who are the executive officers of the Company and the Bank and all persons chosen to become executive officers.

           Name                     Age                              Position with the Company and the Bank
---------------------------    --------------      -----------------------------------------------------------------------

Robert L. Cation                    54             Chairman of the Board of FNC Bancorp, Inc.
                                                   Chairman of the Board of First National Bank of Coffee County

Jeffery W. Johnson                  49             President and CEO of FNC Bancorp, Inc.
                                                   President and CEO of First National Bank of Coffee County

Leonard W. Thomas                   38             Senior Vice President and CFO of First National Bank of Coffee County

Ralph G. Evans                      42             Secretary of FNC Bancorp, Inc.

Business Experience

         Effective April 2, 1997, Jeffery W. Johnson was employed as President and CEO of the Company and the Bank as well as elected as a director of the Bank. Mr. Johnson has twenty-five years experience in banking. He most recently served as President of First State Bank in Cordele, Georgia, a position he held for ten years. Prior to his tenure with First State Bank, Mr. Johnson served as CEO of Commercial State Bank, Donalsonville, Georgia, as a Vice President of the Bank of Perry, Perry, Georgia and as a Banking Officer at C & S National Bank in Athens, Georgia. Mr. Johnson is a native of Soperton, Georgia, a graduate of the University of Georgia and the School of Banking at Louisiana State University. He has served as a director of the Small Business Administration's Advisory Board, is a past President of the Cordele Chamber of Commerce and was a delegate to the 1998 Congressional Conference on Small Business.

         Leonard W. Thomas is Senior Vice President and CFO of First National Bank of Coffee County. His responsibilities include supervision of the Bank's investment, bookkeeping and accounting operations. He has over 13 years of bank audit and management experience, is a CPA and has completed the AICPA's National Banking School in Charlottesville, Virginia.

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

         Milton G. Clements is an Organizer of the Company and the Bank. Mr. Clements also is a Director of the Company and the Bank. He is Chairman and President of Clements, Purvis & Stewart, P.C., a Certified Public Accounting firm in Douglas, Georgia. He is a past President and director of the Douglas-Coffee County Chamber of Commerce as well as a past director of the Douglas Downtown Development Authority. Mr. Clements is a former member of the Douglas Lions Club where he has held all the primary officer positions and is a current member of the Georgia Society and the American Institute of CPA's.

     William C. Ellis, Jr. is an Organizer of the Company and the Bank. Mr. Ellis also is a Director of the Company and the Bank. Mr. Ellis has served as President of ESCO Industries, Inc., a Douglas Georgia based manufacturing corporation with branch locations in Asheboro, North Carolina, Lakeland, Florida, Waco, Texas and Hartselle, Alabama. In addition, Mr. Ellis serves as President of Ellis & Ellis, Inc., Douglas, Georgia and Secretary-Treasurer of Diversified Polymer Industries, Inc., Dalton, Georgia. Mr. Ellis' professional involvement includes membership in the Georgia Manufactured Housing Association, the Coffee County Manufacturers Council and the Douglas-Coffee County Chamber of Commerce. From 1984 until June 1990, he served as a director of Trust Company Bank of Coffee County.

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

     Norman E. Fletcher is an Organizer of the Company and the Bank. Mr. Fletcher also is a Director of the Company and the Bank. He is President of Fletcher Oil Company and Floco, Inc. all of which are wholesale oil companies. He also serves as President of Quick Change, Inc. convenience store chain in south Georgia. Mr. Fletcher is an active member and deacon of the First Baptist Church in Douglas, and since January 1990, has served as Chairman of the Job Training Program in the area.

     Unless stated otherwise, each of the above-named persons has been engaged in his or her present occupation for more than the past five years.

     There are no family relationships among directors, executive officers, or persons nominated or chose by the Company to become directors or executive officers.

ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

         The Company does not separately compensate any of its executive officers. The following table sets forth the annual and long-term compensation paid to the Company's and the Bank's Chief Executive Officer for the most recent and previous two fiscal years and to each executive officer of the Company and the Bank whose cash compensation exceeded $100,000 during 1998.


                                                                                         Long-Term Compensation
                                                                           ----------------------------------------------------
                                              Annual Compensation                    Awards            Payouts
                         ------------------------------------------------  -------------------------- ---------
                                                              Other        Restricted    Securities
         Name                                                 Annual          Stock      Underlying     LTP       All Other
       Principal                    Salary       Bonus     Compensation     Award(S)      Options     Payouts    Compensation
       Position           Year        ($)         ($)        ($) (1)           ($)        SARS (#)      ($)          ($)
------------------------ -------- ------------ ---------- ---------------  ------------ ------------- --------- ---------------
Jeffery W. Johnson (2)    1998    $    96,000  $       -  $            -   $         -        18,593  $      -  $            -
   President  and CEO     1997         72,000  $       -  $            -   $         -        14,640  $      -  $          772
   of FNC Bancorp, Inc.
   and First National
   Bank of Coffee
   County
Timothy J. Palmer (3)     1996         71,186          -               -             -             -         -               -
   President and CEO
   of FNC Bancorp, Inc.
   and First National
   Bank of Coffee
   County

(1) Compensation does not include any perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses reported for such person.

(2) Jeffery W. Johnson began employment April 2, 1997 and was elected President and CEO of the Bank and the Company on May 15, 1997.

(3) Timothy J. Palmer terminated his employement with the Company on May 19, 1996.

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

Employment Agreement

         The employment agreement (the "Agreement") provides Mr. Johnson with a base salary of $96,000 annually during the initial term of the Agreement. After the initial fiscal year, the base salary may be increased at the discretion of the Board. The Agreement also provides for incentive compensation in the form of bonuses to be paid to Mr. Johnson should certain performance levels related to profitability be achieved. Mr. Johnson may receive a bonus equal to fifty per cent (50%) of the amount by which the Company's net income exceeds return on equity benchmarks determined as set forth in the Agreement. The return on equity benchmark for the 1997 fiscal year is 9.5%. For subsequent years, the benchmark will be determined by the Board of Directors or a compensation committee thereof. These bonuses are capped at $35,000 for the first fiscal year, $45,000 for the second fiscal year and $50,000 for the third fiscal year. Mr. Johnson is afforded the right under the Agreement to elect to receive the amount of such incentive bonus in the form of non-qualified stock options provided that the total number of stock options issued under this election shall not exceed 25,000 shares. As an additional inducement to Mr. Johnson to accept employment with the Bank, the Company has agreed to issued stock options for 25,000 shares vesting 8,333 shares per year the first two years of employment and 8,334 in the third year. All such stock options will provide for a strike price of $10 per share and shall have a term of seven years after the date of issuance or vesting, as applicable. In addition, Mr. Johnson will receive a one-time cash bonus of $10,000 upon his bringing the Bank to an overall "2" rating with the Office of the Comptroller of the Currency.

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

         The following table sets forth certain information concerning each grant of options to purchase the Company's common stock made during the 1998 fiscal year to the persons named in the Summary Compensation Table.


                                                                    Individual Grants
                                      -------------------------------------------------------------------------------

                                                             % of Total
                                        Number of              Options
                                         Shares              Granted to
                                       Underlying             Employees             Exercise or
                                         Options              in Fiscal             Base Price           Expiration
                                       Granted (#)              Year                  ($/SH)                Date
                                      --------------       ----------------        --------------        ------------
       Jeffery W. Johnson
          1998                               10,259              49.42%            $          10            2008
                                      ==============       ================        ==============

         The following table sets forth certain information regarding the exercise of stock options in the 1998 fiscal year by the person named in the Summary Compensation Table and the Value of options held by such person at the end of such fiscal year.


                                Shares                          Number of Securities             Value of Unexercised
                             Acquired on      Value (1)        Underlying Unexercised            In-The-Money Options
             Name            Exercise (#)   Realized ($)      Options at Year End (#)             at Year End ($) (2)
     ---------------------  --------------- -------------- -------------------------------  --------------------------------
                                                            Exercisable    Unexercisable      Exercisable    Unexercisable
                                                           --------------- ---------------  ---------------- ---------------
     Jeffery W. Johnson              5,463  $           -          47,028           8,334   $             -  $            -
                            =============== ============== =============== ===============  ================ ===============

(1) Values are calculated by subtracting the exercise or base price from the fair market value of the stock as of the exercise date or fiscal year end, as appropriate, which is assumed to be the same price at which the stock was initially sold in 1991, due to the lack of an established trading market.

(2) Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price to be $ -- for the reason stated in (1) above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Principal Shareholders

         The  following  table  presents  as  of  December  31,  1998,   certain
information regarding the Company's common stock owned by each person who beneficially owns more than 5% of the shares of the Company's common stock.

                                                                                  Amount and
                                                                                  Nature of
                                           Name and Address of                    Beneficial                Percent of
          Title of Class                    Beneficial Owner                      Ownership                   Class
        --------------------        ----------------------------------        -------------------        -----------------


              Common                Carl C. Atkinson                                  25,000  (5)                6.08%
                                    Rt. 2, Box 777
                                    Broxton, Georgia 31519

              Common                Robert L. Cation                                  26,750                     6.51
                                    1008 Golf Club Road
                                    Douglas, Georgia  31533

              Common                William C. Ellis, Jr.                             27,001                     6.57
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                    31,550  (6)                7.67
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                             26,751                     6.51
                                    Post Office Box 770
                                    Douglas, Georgia  31534

              Common                Norman E. Fletcher                                26,399  (7)                6.42
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

(5) Includes 12,500 shares held in the name of Malklean B. Atkinson, wife of Carl C. Atkinson.

(6) Includes 600 shares held in the name of Cady Suzanne Evans, daughter of Ralph G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

(7) Includes 200 shares held in the name of CEDE & Company F/B/O Norman E. Fletcher IRA and 200 shares held in the name of CEDE & Company F/B/O Marvelyne G. Fletcher (wife of Normal E. Fletcher) IRA.

Stock Ownership by Management

         The following table presents as of December 31, 1998, certain information regarding the Company's common stock owned (i) by each of the Company's directors and (ii) by all directors and executive officers of the Company as a group.

                                                                                 Amount and
                                                                                   Nature of
                                           Name and Address of                    Beneficial                 Percent of
          Title of Class                    Beneficial Owner                       Ownership                   Class
        --------------------        ----------------------------------        --------------------        -----------------

              Common                Robert L. Cation                                   26,750                     6.51%
                                    1008 Golf Club Road
                                    Douglas, Georgia  31533

              Common                Milton G. Clements                                 17,600 (8)                 4.28



              Common                William C. Ellis, Jr.                              27,001                     6.57
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                     31,550 (9)                 7.67
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                              26,751                     6.51
                                    Post Office Box 770
                                    Douglas, Georgia  31534

              Common                Norman E. Fletcher                                 26,399 (10)                6.42
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

              Common                Jeffery W. Johnson                                 11,462                     2.79

              Common                Leonard W. Thomas                                     100                        -
                                                                              ----------------            -----------------

        All directors and executive officers as a group (8 persons)                   167,613                    40.76%
                                                                              ================            =================

(8) Includes 1,000 shares held in the name of Laura B. Clements, wife of Milton G. Clements, 2,000 shares held in the name of Milton Bryan Clements, son of Milton G. Clements, 2,000 shares held in the name of Steven Griffin Clements, son of Milton G. Clements, 2,000 shares held in the name of William Donovan Clements, son of Milton G. Clements.

(9) Includes 600 shares held in the name of Cady Suzanne Evans, daughter of Ralph G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

(10) Includes 200 shares held in the name of CEDE & Company F/B/O Norman E. Fletcher IRA and 200 shares held in the name of CEDE & Company F/B/O Marvalyne G. Fletcher (wife of Norman E. Fletcher) IRA.

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


                                                                                                   Number of         % Owned
                                                   Number of                                      Shares and       (Including
                       Name of                       Shares       Number of       Number of        Options/         Options/
                   Beneficial Owner                Issued (11)   Warrants (12)     Options        Warrants (13)   Warrants) (14)
       ----------------------------------------- --------------- -------------  -------------- ------------------ --------------

       Robert L. Cation                                  26,750        25,000               -             51,750      11.86%
       Milton G. Clements                                17,600        12,500               -             30,100       6.08
       William C. Ellis, Jr.                             27,001        25,000               -             52,001      11.92
       Ralph G. Evans                                    31,550        25,000               -             56,550      12.97
       A. Curtis Farrar, Jr.                             26,751        25,000               -             51,751      11.86
       Norman E. Fletcher                                26,399        25,000               -             51,399      11.78
       Jeffery W. Johnson                                11,462             -          47,029             58,491      12.77
       Leonard W. Thomas                                    100             -               -                100          -
                                                 --------------- -------------  -------------- ------------------ --------------

          All directors and executive officers
             as a group (8 persons)                     167,613       137,500          47,029            352,142      59.11%
                                                 =============== =============  ============== ================== ==============

         Under Mr. Jeffery W. Johnson's pending employment agreement and under agreements with the Bank's directors individually, he acquired the rights to acquire certain stock options and stock of the Company. If Mr. Johnson acquired all of the shares of stock available to him by stock option under his employment agreement or from the Bank's directors, then he would own 58,491 shares of the Company's stock which would represent 12.77% of the issued and outstanding stock of the Company assuming that no other holder of options or warrants exercised their rights to acquire additional stock.

(11)Taken from the previous table except as noted.

(12)In recognition of the efforts and financial risks undertaken by the directors and executive officers in organizing the Company and the Bank, the directors and executive officers named above were granted warrants to purchase one share of common stock for each share purchased in the original offering, however, such persons elected to acquire a total of only 137,500 such warrants. Upon exercise, each warrant will entitle the holder to purchase one share of the common stock of the company at a price equal to $10 per share (the same price at which the shares were initially sold to the public) unless the Bank is, at that time, required to raise capital to meet its regulatory guidelines in which case the exercise price will be greater of $10 per share or the book value per share of the common stock of the Company as reflected in the Company's quarterly financial report for the quarter and immediately prior to the exercise of the warrant. Subject to certain limitations, the warrants are exercisable for a period of ten (10) years from the date of the Company's stock offering.

(13)Includes shares deemed to be beneficially owned through the right to exercise warrants or stock options exercisable within sixty (60) days of the record date.

(14)Based upon 411,173 shares outstanding as of the record date and as adjusted for warrants or stock options exercisable within sixty (60) days of the record date.

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

  10.2                            Form of  Organizer's  Warrant  (filed as
                                  Exhibit 10.2 to the  Registrant' Form S-18
                                  (File Number 33-37078), as amended.)

  10.3                            1997 Incentive  Stock Option Plan (filed as
                                  Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB (File Number 33-37078), filed with the Commission for the year ended
                                  December 31, 1997 and incorporated herein by reference).

  10.4                            Executive Employment  Agreement  with Jeffery
                                  W. Johnson (filed  as  Exhibit  10.4 to the
                                  Registrant's Annual  Report  on Form  10-KSB
                                  (File Number 33-37078), filed with the Commission for the year ended December 31, 1997 and incorporated herein by reference).

  21.1                            Subsidiaries  of  the  Registrant.  (filed  as
                                  Exhibit 21.1 to the Registrant's Annual Report
                                  on Form 10-KSB (File Number 33-37078),  (filed
                                  with  the   Commission   for  the  year  ended
                                  December 31, 1996 and  incorporated  herein by
                                  reference).

  24                              Power of Attorney  relating to this Annual
                                  Report on Form 10-KSB is set forth on the signature page to this Annual Report.

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

                                                      FNC BANCORP, INC.

Date:     March 25, 1999                 By: /s/ Jeffrey W. Johnson
          -------------------------     ---------------------------------------
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

Date:     March 25, 1999                /s/ Jeffrey W. Johnson
          -------------------------     ---------------------------------------
                                        Jeffery W. Johnson, President
                                        Chief Executive Officer and Director

Date:     March 25, 1999                /s/ Robert L. Cation
          -------------------------     ---------------------------------------
                                        Robert L. Cation, Director

Date:     March 25, 1999                /s/ Milton G. Clements
          -------------------------     ---------------------------------------
                                        Milton G. Clements, Director

Date:     March 25, 1999                /s/ William C. Ellis, Jr.
          -------------------------     ---------------------------------------
                                        William C. Ellis, Jr., Director

Date:     March 25, 1999                /s/ Ralph G. Evans
          -------------------------     ---------------------------------------
                                        Ralph G. Evans, Director

Date:     March 25, 1999                /s/ A. Curtis Farrar, Jr.
          -------------------------     ---------------------------------------
                                        A. Curtis Farrar, Jr., Director

Date:     March 25, 1999                /s/ Norman E. Fletcher
          -------------------------     ---------------------------------------
                                        Norman E. Fletcher, Director


                                FNC BANCORP, INC.

                                  EXHIBIT INDEX
Exhibit
   No.
Description

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

  10.2                            Form of  Organizer's  Warrant  (filed as
                                  Exhibit 10.2 to the  Registrant's Form S-18
                                  (File Number 33-37078), as amended.)

  10.3                            1997 Incentive  Stock Option Plan (filed as
                                  Exhibit 10.3 to the Registrant's Annual
                                  Report on Form 10-KSB (File Number 33-37078),
                                  (filed with the Commission for the year ended December 31, 1997 and incorporated herein by reference).

  10.4                            Executive Employment  Agreement  with Jeffery
                                  W. Johnson (filed  as  Exhibit  10.4 to the
                                  Registrant's Annual  Report  on Form  10-KSB
                                  (File  Number 33-37078),  (filed with the
                                  Commission for the year ended December 31, 1997 and incorporated herein by reference).

  21.1                            Subsidiaries  of  the  Registrant.  (filed  as
                                  Exhibit 21.1 to the Registrant's Annual Report
                                  on Form 10-KSB (File Number 33-37078),  (filed
                                  with  the   Commission   for  the  year  ended
                                  December 31, 1996 and  incorporated  herein by
                                  reference.)

  24                              Power of Attorney  relating to this Annual
                                  Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

  27                              Financial Data Schedule

  (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.




                               FNC BANCCORP, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:                                                                  Page
                                                                                                    ----
    Independent Auditor's Report ................................................................... F-1
    Consolidated  Balance  Sheets -  December  31, 1998 and 1997 ................................... F-2
    Consolidated Statements of Income - Years ended  December 31, 1998 and 1997 .................... F-3
    Consolidated Statements of Comprehensive Income - Years ended December 31, 1998 and 1997 ....... F-4
    Consolidated  Statements of Stockholders'  Equity - Years ended December 31, 1998 and 1997 ..... F-5
    Consolidated  Statements of Cash Flows - Years ended December 31, 1998 and 1997 ................ F-6
    Notes to Consolidated Financial Statements ..................................................... F-8

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia


                  We have audited the accompanying consolidated balance sheets of FNC Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNC Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.






Albany, Georgia                                   /s/ Mauldin & Jenkins, LLC
January 28. 1999

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                    Assets                                               1998                     1997
                                    ------
                                                                               ---------------------    ---------------------
Cash and due from banks ...................................................... $          5,617,359      $         4,924,600
Federal funds sold ...........................................................            5,966,000                   34,000
Securities available for sale, at fair value .................................            4,753,962                6,499,422

Loans ........................................................................           41,989,950               31,679,747
Less allowance for loan losses ...............................................            1,274,285                1,159,173
                                                                               ---------------------    ---------------------
          Loans, net .........................................................           40,715,665               30,520,574
                                                                               ---------------------    ---------------------

Premises and equipment, net ..................................................            1,613,025                1,655,030
Other assets .................................................................              914,391                1,169,108
                                                                               ---------------------    ---------------------
                                                                                 $       59,580,402      $        44,802,734
                                                                               =====================    =====================

                     Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand ............................................... $         12,695,085      $         7,708,349
    Interest-bearing demand ..................................................           11,707,125                6,819,767
    Savings ..................................................................            1,973,434                1,832,359
    Time, $100,000 and over ..................................................            9,252,893                6,116,839
    Other time ...............................................................           18,671,816               16,570,685
                                                                               ---------------------    ---------------------
              Total deposits .................................................           54,300,353               39,047,999
    Notes payable, directors .................................................              500,000                  500,000
    Federal funds purchased ..................................................                    -                  430,000
    Other borrowings .........................................................               65,000                1,075,000
    Other liabilities ........................................................              771,509                  466,537
                                                                               ---------------------    ---------------------
          Total liabilities ..................................................           55,636,862               41,519,536
                                                                               ---------------------    ---------------------
Stockholders' equity
    Preferred stock, par value $1; 10,000,000 shares
        authorized, no shares issued
    Common stock, par value $1; 10,000,000 shares
        authorized; issued 1998 411,173 shares;
        1997 405,710 shares ..................................................              411,173                  405,710
    Capital  surplus .........................................................            3,659,708                3,610,541
    Accumulated deficit ......................................................            (141,341)                (743,019)
    Accumulated other comprehensive income ...................................               14,000                    9,966
                                                                               ---------------------    ---------------------

          Total stockholders' equity .........................................            3,943,540                3,283,198
                                                                               ---------------------    ---------------------
                                                                                 $       59,580,402      $        44,802,734
                                                                               =====================    =====================

See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                          1998                      1997
                                                                                   -------------------   ----------------------
Interest income
    Interest and fees on loans ................................................... $        3,614,790      $         2,697,495
    Interest on taxable securities ...............................................            290,683                  511,038
    Interest on Federal funds sold ...............................................            206,364                  173,093
                                                                                   -------------------   ----------------------
                                                                                            4,111,837                3,381,626
                                                                                   -------------------   ----------------------

Interest expense
    Interest on deposits .........................................................          1,713,903                1,506,970
    Interest on other borrowings .................................................             59,358                  139,260
                                                                                   -------------------   ----------------------
                                                                                            1,773,261                1,646,230
                                                                                   -------------------   ----------------------

          Net interest income ....................................................          2,338,576                1,735,396
Provision for loan losses ........................................................                  -                   30,450
                                                                                   -------------------   ----------------------
          Net interest income after provision for loan losses ....................          2,338,576                1,704,946
                                                                                   -------------------   ----------------------

Other income
    Service charges on deposit accounts ..........................................            446,728                  346,136
    Other service charges, commissions and fees ..................................             26,545                   18,031
    Net realized gains on securities available for sale ..........................                  -                      900
    Origination fees on mortgage loans ...........................................             45,851                   19,291
    Other ........................................................................             70,204                   38,034
                                                                                   -------------------   ----------------------
                                                                                              589,328                  422,392
                                                                                   -------------------   ----------------------

Other expenses
    Salaries and employee benefits ...............................................          1,023,104                  805,041
    Equipment expense ............................................................            161,111                  140,235
    Occupancy expense ............................................................            100,195                   92,868
    Accounting expenses ..........................................................             87,012                   96,885
    Advertising expense ..........................................................             36,039                   39,613
    Data processing expenses .....................................................            106,459                   62,403
    Printing and office supplies .................................................             67,138                   54,077
    Other operating expenses .....................................................            400,557                  318,226
                                                                                   -------------------   ----------------------
                                                                                            1,981,615                1,609,348
                                                                                   -------------------   ----------------------

          Income before income taxes .............................................            946,289                  517,990

Applicable income taxes ..........................................................            344,611                  176,680
                                                                                   -------------------   ----------------------
          Net income ............................................................. $          601,678      $           341,310
                                                                                   -------------------   ----------------------
Income per common share - basic and diluted ...................................... $             1.47      $              0.84
                                                                                   ===================   ======================

See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                          1998                     1997
                                                                                   -------------------   --------------------

Net income ......................................................................  $          601,678      $         341,310

Other comprehensive income:
    Net unrealized holding gains arising during
        period, net of tax of $1,866 and $4,590 .................................               4,034                  8,910
    Reclassification adjustment for gains included in
        net income, net of tax of $- - and $306 .................................                   -                  (594)
                                                                                   -------------------   --------------------
          Total other comprehensive income ......................................               4,034                  8,316
                                                                                   -------------------   --------------------

Comprehensive income ............................................................  $          605,712      $         349,626
                                                                                   ===================   ====================



See Notes to Consolidated Financial Statements.

                               FNC BANCORP, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997





                                                                                     Accumulated
                                         Common Stock                                   Other          Total
                                     --------------------     Capital   Accumulated Comprehensive   Stockholders'
                                      Shares    Par Value     Surplus     Deficit       Income          Equity
                                     --------  ----------  -----------  -----------  -----------  ---------------

Balance, December 31, 1996 .......... 405,710  $  405,710   $3,610,541  $(1,084,329) $     1,650    $   2,933,572
    Net income ......................       -           -            -      341,310                 -     341,310
    Other comprehensive income ......       -           -            -            -        8,316            8,316
                                     --------  ----------   ----------  -----------  -----------  ---------------
Balance, December 31, 1997 .......... 405,710     405,710    3,610,541     (743,019)       9,966        3,283,198
    Exercise of options by
        officer .....................   5,463       5,463       49,167            -            -           54,630
    Net income ......................       -           -            -      601,678            -          601,678
    Other comprehensive income ......       -           -            -            -        4,034            4,034
                                     -------- -----------   ----------  -----------  -----------  ---------------
Balance, December 31, 1998 .......... 411,173 $   411,173   $3,659,708  $  (141,341) $    14,000  $     3,943,540
                                     ======== ===========   ==========  ===========  ===========  ===============



See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                        1998                        1997
                                                                               -----------------------   ----------------------
OPERATING ACTIVITIES
    Net income ............................................................... $              601,678      $           341,310
                                                                               -----------------------   ----------------------
    Adjustments  to  reconcile  net  income to net cash
     provided  by  operating activities:
        Depreciation .........................................................                133,926                  134,383
        Provision for loan losses ............................................                      -                   30,450
        Provision for deferred income taxes ..................................                173,529                  176,680
        Net realized gains on securities available for sale ..................                      -                     (900)
        (Increase) decrease in interest receivable ...........................                (28,792)                 174,393
        Increase (decrease) in interest payable ..............................                189,052                 (154,199)
        Decrease in prepaid taxes ............................................                      -                   66,360
        Other prepaids, deferrals and accruals, net ..........................                224,034                  (28,785)
                                                                               -----------------------   ----------------------
              Total adjustments ..............................................                691,749                  398,382
                                                                               -----------------------   ----------------------

              Net cash provided by operating activities ......................              1,293,427                  739,692
                                                                               -----------------------   ----------------------

INVESTING ACTIVITIES
    Proceeds from sales of securities available for sale .....................                      -                1,123,667
    Purchases of securities available for sale ...............................             (1,750,000)              (4,538,046)
    Proceeds from maturities of securities available for sale ................              3,501,360                4,776,365
    (Increase) decrease in Federal funds sold ................................             (5,932,000)               7,215,000
    Increase in loans, net ...................................................            (10,195,091)              (4,725,766)
    Purchase of premises and equipment .......................................                (91,921)                (107,332)
                                                                               -----------------------   ----------------------

              Net cash provided by (used in) investing activities ............            (14,467,652)               3,743,888
                                                                               -----------------------   ----------------------

FINANCING ACTIVITIES
    Increase (decrease) in deposits ..........................................             15,252,354               (3,496,602)
    Increase (decrease) in Federal funds purchased ...........................               (430,000)                 430,000
    Decrease in other borrowings .............................................             (1,010,000)              (1,410,000)
    Proceeds from issuance of common stock ...................................                 54,630                        -
                                                                               -----------------------   ----------------------

              Net cash provided by (used) in financing activities ............             13,866,984               (4,476,602)
                                                                               -----------------------   ----------------------


                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                          1998                      1997
                                                                                   -------------------   ----------------------

Net increase in cash and due from banks .........................................  $          692,759      $             6,978

Cash and due from banks at beginning of year ....................................           4,924,600                4,917,622
                                                                                   -------------------   ----------------------

Cash and due from banks at end of year ..........................................  $        5,617,359      $         4,924,600
                                                                                   -------------------   ----------------------

SUPPLEMENTAL DISCLOSURES
    Cash paid (received) during the year for:
        Interest ................................................................  $        1,584,209      $         1,800,429

        Income taxes ............................................................  $          171,082      $          (66,360)

NONCASH TRANSACTION
    Net change in unrealized gains on securities
        available for sale ......................................................  $            5,900      $            12,600


See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Business

                     FNC Bancorp, Inc. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, First National Bank of Coffee County, (the Bank). The Bank is a commercial bank located in Douglas, Coffee County, Georgia. The Bank provides a full range of banking services in its primary market area of Coffee County and the surrounding counties. The Company and the Bank are subject to the regulations of certain Federal and state agencies and are periodically examined by those regulatory authorities.

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

                  Cash and Cash Equivalents

                     For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). Cash flows from loans originated by the Bank, deposits, interest-bearing deposits and Federal funds purchased and sold are reported net.

                     The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Investment Securities

                     Securities are classified based on management's intention on the date of purchase. All of the Company's securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in stockholders' equity, net of tax.

                     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

                     A decline in the fair value below cost of any security that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loans (Continued)

                     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

                  Other Real Estate Owned

                     Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings. OREO is held for sale and is recorded at the lower of the recorded amount of the loan or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Subsequent decreases in fair value and increases in fair value, up to the value established at foreclosure, are recognized as charges or credits to noninterest expense. OREO is reported net of allowance for losses in the Bank's financial statements.

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

                  Earnings Per Common Share

                     Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares that have a dilutive effect on earnings. Because the fair market value of the Company's stock did not exceed the exercise price of the stock options at December 31, 1998 or at December 31, 1997, stock options had no dilutive effect on earnings.

                  Recent Accounting Pronouncements

                     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Recent Accounting Pronouncements (Continued)

                     financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Consolidated Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

                     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

                     Management has not yet determined what effect the adoption of SFAS 133 will have on the Company's earnings or financial position.

                  Reclassifications

                     Certain  reclassifications  have  been  made  in  the  1997
                     consolidated   financial   statements  to  conform  to  the
                     presentation used in 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  INVESTMENT SECURITIES

                  The amortized cost and approximate fair values of investments in securities at December 31, 1998 and 1997 were as follows:

                                                                                   Gross           Gross
                                                                Amortized       Unrealized      Unrealized          Fair
                                                                  Cost             Gains          Losses            Value
                                                            ----------------  --------------  --------------  ----------------
                          December 31, 1998:
                          U. S. Government and agency
                             securities ................... $     4,259,362   $      21,000   $           -   $     4,280,362
                          Other investments ...............         473,600               -               -           473,600
                                                            ----------------  --------------  --------------  ----------------
                                                            $     4,732,962   $      21,000   $           -   $     4,753,962
                                                            ================  ==============  ==============  ================

                                                                                   Gross           Gross
                                                               Amortized        Unrealized      Unrealized          Fair
                                                                  Cost             Gains          Losses            Value
                                                            ---------------   --------------  --------------  ----------------
                          December 31, 1997:
                          U. S. Government and agency
                             securities ................... $    6,010,722    $      16,702   $     (1,602)   $     6,025,822
                          Other investments ...............        473,600                -               -           473,600
                                                            ---------------   --------------  --------------  ----------------
                                                            $    6,484,322    $      16,702   $     (1,602)   $     6,499,422
                                                            ===============   ==============  ==============  ================

                  The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below:

                                                                                            Securities Available for Sale
                                                                                          -----------------------------------
                                                                                              Amortized            Fair
                                                                                                Cost               Value
                                                                                          ----------------   ----------------

                       Due in one year or less .......................................... $     2,001,708    $     2,011,719
                       Due from one year to five years ..................................       2,257,654          2,268,643
                       Other investments ................................................         473,600            473,600
                                                                                          ----------------   ----------------
                                                                                          $     4,732,962    $     4,753,962
                                                                                          ================   ================

                  Securities with a carrying value of $2,824,141 and $3,524,698 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  INVESTMENT SECURITIES (Continued)

                  Gains and losses on sales of securities available for sale consist of the following:

                                                                                                    December 31,
                                                                                          ----------------------------------
                                                                                                1998               1997
                                                                                          ---------------    ---------------

                      Gross realized gains on sales of securities ....................... $            -     $        2,194
                      Gross realized losses on sales of securities ......................              -             (1,294)
                                                                                          ---------------    ---------------
                      Net realized gains on sales of securities available for sale ...... $            -     $          900
                                                                                          ===============    ===============

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                                                                December 31,
                                                                                  ------------------------------------------
                                                                                          1998                    1997
                                                                                  -------------------    -------------------

                      Commercial and financial .................................. $        6,344,841     $        4,558,964
                      Agricultural ..............................................          1,213,970              2,368,981
                      Real estate - construction ................................          1,209,970              1,657,987
                      Real estate - mortgage, farmland ..........................          7,915,802              4,682,963
                      Real estate - mortgage, other .............................         21,156,471             14,450,885
                      Consumer instalment .......................................          4,148,896              3,959,967
                                                                                  -------------------    -------------------
                                                                                          41,989,950             31,679,747
                      Allowance for loan losses .................................         (1,274,285)            (1,159,173)
                                                                                  -------------------    -------------------
                      Loans, net ................................................ $       40,715,665     $       30,520,574
                                                                                  ===================    ===================

                  The total recorded investment in impaired loans was $332,587 and $772,654 at December 31, 1998 and 1997, respectively. Included in these loans were $332,587 and $654,438 that had a related allowance for loan loss of $68,762 and $139,461 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans for 1998 and 1997 was $ 569,101 and $1,365,746, respectively. Interest income on impaired loans of $- - and $7,987 was recognized for cash payments received for the years ended December 31, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

                  Changes in the allowance for loan losses are as follows:

                                                                                                        December 31,
                                                                                  ------------------------------------------
                                                                                          1998                   1997
                                                                                  -------------------    -------------------

                      Balance, beginning of year ................................ $        1,159,173     $        1,520,385
                         Provision charged to operations ........................                  -                 30,450
                         Loans charged off ......................................           (135,693)              (672,363)
                         Recoveries .............................................            250,805                280,701
                                                                                  -------------------    -------------------
                      Balance, end of year ...................................... $        1,274,285     $        1,159,173
                                                                                  ===================    ===================

                  The Bank has granted loans to certain directors, executive officers and related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. The aggregate amount of loans to such related parties at December 31, 1998 and 1997 was $175,228 and $176,987, respectively. During 1998 and 1997, new loans to such related parties amounted to $252,736 and $380,880 and repayments amounted to $254,495 and $122,100, respectively.


NOTE 4.  PREMISES AND EQUIPMENT, NET

                  Major classifications of these assets are summarized as follows:

                                                                                                             December 31,
                                                                                       ---------------------------------------
                                                                                              1998                  1997
                                                                                       -----------------     -----------------

                      Land ........................................................... $        372,676      $        372,676
                      Buildings and improvements .....................................        1,064,078             1,064,078
                      Equipment ......................................................          882,757               811,389
                                                                                       -----------------     -----------------
                                                                                              2,319,511             2,248,143
                      Accumulated depreciation .......................................         (706,486)             (593,113)
                                                                                       -----------------     -----------------
                                                                                       $      1,613,025      $      1,655,030
                                                                                       =================     =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.           DEPOSITS

                  At December 31, 1998, the scheduled maturities of time deposits are as follows:


                      Due in one year or less ............................... $    23,262,758
                      Due from one year to three years ......................       3,056,968
                      Due from three years to five years ....................         902,991
                      Due after five years ..................................         701,992
                                                                              ----------------
                                                                              $    27,924,709
                                                                              ================

NOTE 6.  OTHER BORROWINGS

                  Other borrowings consist of the following:

                                                                                                    December 31,
                                                                                       ---------------------------------------
                                                                                              1997                  1997
                                                                                       -----------------     -----------------

                      Advances from the Federal Home Bank with interest                $         65,000      $      1,075,000
                       at a fixed rate of 6.99% at December 31, 1998  (average         =================    ==================
                         fixed  rates  of  5.67%  in  1997),  various  repayment
                         options, maturity date of May 16, 2005.

                  The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans. The advances must be fully secured after discounting the qualifying loans at 75% of the principal balance outstanding.

                  Other borrowings at December 31, 1998 have maturities for the succeeding five years as follows:

                     Year ending December 31,
                        1999                                    $        10,000
                        2000                                             10,000
                        2001                                             10,000
                        2002                                             10,000
                        2003                                             10,000
                        Later years                                      15,000
                                                               ----------------
                                                                $        65,000
                                                               ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  NOTES PAYABLE TO DIRECTORS

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

NOTE 8.  EMPLOYEE BENEFIT PLAN

                  The Bank has a 401(k) salary deferral plan which allows employees to defer up to 15% of their salary with partially matching Bank contributions. Bank contributions to this plan charged to expense amounted to $16,015 and $10,813 in 1998 and 1997, respectively.

NOTE 9.  INCOME TAXES

                  The provision for income taxes consists of the following:

                                                                                             Year Ended December 31,
                                                                                       --------------------------------------
                                                                                              1998                  1997
                                                                                       -----------------    -----------------

                      Current ........................................................ $        171,082     $              -
                      Deferred .......................................................          173,529              176,680
                                                                                       -----------------    -----------------
                                                                                       $        344,611     $        176,680
                                                                                       =================    =================

                  The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                            December 31,
                                                                       -------------------------------------------------------
                                                                                 1998                         1997
                                                                       -------------------------    --------------------------
                                                                         Amount        Percent         Amount        Percent
                                                                       ------------   ----------    --------------  ----------

                       Tax provision at statutory rate ............... $   321,738        34 %      $     176,117       34 %
                       Increase resulting from:
                          Other items, net ...........................      22,873         2                  563        -
                                                                       ------------   ----------    --------------  ----------
                       Provision for income taxes .................... $   344,611        36 %      $     176,680       34 %
                                                                       ============   ==========    ==============  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  INCOME TAXES (Continued)

                  The components of deferred income taxes are as follows:

                                                                                                   December 31,
                                                                                      ---------------------------------------
                                                                                            1998                  1997
                                                                                      -----------------     -----------------
                     Deferred tax assets:
                        Loan loss reserves .......................................... $        256,143      $        256,143
                         Net operating loss carryover ...............................                -               200,795
                        Nonaccrual interest .........................................           26,381                     -
                                                                                      -----------------     -----------------

                                                                                               282,524               456,938
                                                                                      -----------------     -----------------

                     Deferred tax liabilities:
                        Depreciation ................................................           80,192                83,377
                        Other .......................................................            2,300                     -
                        Unrealized gain on securities available for sale ............            7,000                 5,134
                                                                                      -----------------     -----------------
                                                                                                89,492                88,511
                                                                                      -----------------     -----------------

                     Net deferred tax assets ........................................ $        193,032      $        368,427
                                                                                      =================     =================


 NOTE 10.         STOCK WARRANTS AND STOCK OPTION PLAN

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Stock Option Plan

                     The Company approved a Stock Option Plan in 1997 that allows the Company to grant non-qualified stock options up to 125,000 shares of common stock to key employees. The
                     Stock Option Plan will be administered by the Board of Directors of the Company and will provide for the granting of options to purchase shares of the common stock to officers and other key employees of the Company and its subsidiary. Options will be exercisable upon such terms as may be determined by the body administering the Stock
                     Option Plan, but in any event, all options will be exercisable no later than ten years after the date of grant.

                    A summary of the status of the plan at December 31, 1998 and 1997 and changes during the years ended on those dates is as follows:

                                                                                         December 31,
                                                                  ------------------------------------------------------------
                                                                              1998                           1997
                                                                  -----------------------------   ----------------------------
                                                                                  Weighted-                      Weighted-
                                                                                   Average                        Average
                                                                                   Exercise                       Exercise
                                                                    Number          Price           Number         Price
                                                                  -----------   ---------------   -----------  ---------------

                        Under option, beginning of year .........    188,066    $        10.00       148,426   $        10.00
                           Granted ..............................     20,759             10.00        39,640            10.00
                           Exercised ............................     (5,463)            10.00             -                -
                                                                  -----------                     -----------

                        Under option, end of year ...............    203,362             10.00       188,066            10.00
                                                                  ===========                     ===========

                        Exercisable at end of year ..............    184,978                         171,399
                                                                  ===========                     ===========


                        Available for grant at end of year ......     64,601                          85,360
                                                                  ===========                     ===========


                        Weighted-average fair value per option
                           of options granted during the year ...     $ 3.97                          $ 4.53
                                                                  ===========                     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Stock Option Plan (Continued)

                  A further summary about options outstanding at December 31, 1998 and 1997 is as follows:



                                                                  December 31, 1998
                        ------------------------------------------------------------------------------------------------------
                                                            Options Outstanding                         Options Exercisable
                                         --------------------------------------------------   --------------------------------

                            Range                             Weighted-        Weighted-                          Weighted-
                             of                                Average          Average                            Average
                          Exercise           Number          Contractual       Exercise           Number          Exercise
                           Prices          Outstanding      Life in Years        Price         Outstanding          Price
                        --------------   ----------------   --------------   --------------   ---------------   --------------
                        $       10.00            142,963              2.9    $       10.00           142,963    $       10.00
                                10.00             25,000              8.3            10.00            16,666            10.00
                                10.00             14,640              9.0            10.00            14,640            10.00
                                10.00             10,259             10.0            10.00            10,259            10.00
                                10.00              4,500              9.5            10.00               450            10.00
                                10.00              6,000             10.0            10.00                 -            10.00
                                         ----------------                                     ---------------
                                                 203,362             4.72            10.00           184,978            10.00
                                         ================                                     ===============


                                                                  December 31, 1997
                        ------------------------------------------------------------------------------------------------------
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
                                         ================                                     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 10. STOCK WARRANTS AND STOCK OPTION PLAN (Continued)

                  As permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion
                  No.  25,  "Accounting  for  Stock  Issued to  Employees".  The
                  company recognized no compensation cost for stock-based employee compensation awards for the years ended December 31, 1998 and 1997. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share on a basic and diluted basis would have been reduced as follows:



                                                                                     December 31,
                                                          -------------------------------------------------------------------
                                                                        1998                              1997
                                                          ---------------------------------  --------------------------------
                                                                                Basic                            Basic and
                                                                              and Diluted                       Diluted Net
                                                               Net            Net Income           Net             Income
                                                              Income          Per Share          Income          Per Share
                                                          ---------------   ---------------  ----------------   -------------

                      As reported                         $      601,678    $         1.47   $       341,310    $       0.84
                      Stock based compensation,
                         net of related tax effect               (52,976)            (0.13)          (68,725)          (0.17)
                                                          ---------------   ---------------  ----------------   -------------
                      As adjusted                         $      548,702    $         1.34   $       272,585    $       0.67
                                                          ===============   ===============  ================   =============

                  The fair value of the options granted in 1998 was based upon the discounted value of future cash flows of the options using the following assumptions:

                     Risk-free interest rate                            5.12%
                     Expected life of the options                    10 years
                     Expected dividends (as a percent of the fair
                      value of the stock)                               0.00%
                     Expected volatility                                0.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.          COMMITMENTS AND CONTINGENT LIABILITIES

                  In the normal course of business, the Bank has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit and collateral policies for these off-balance-sheet financial instruments as it does for on-balance-sheet financial instruments. A summary of the Bank's commitments is as follows:


                                                                                                  December 31,
                                                                                      --------------------------------------
                                                                                             1998                 1997
                                                                                      -----------------    -----------------

                      Commitments to extend credit .................................. $      4,959,000     $      4,746,000
                      Standby letters of credit .....................................          120,000               12,300
                                                                                      -----------------    -----------------
                                                                                      $      5,079,000     $      4,758,300
                                                                                      =================    =================

                  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, crops, marketable securities, accounts receivable, inventory, equipment, and personal property.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 11.          COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

                  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 12.          CONCENTRATIONS OF CREDIT

                  The Bank originates primarily commercial, residential, and consumer loans to customers in the Coffee County and surrounding counties. The ability of the majority of the Bank's customers to honor their contractual loan obligations is dependent on the economy in Douglas, Georgia and surrounding areas.

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

                  A substantial portion of these loans are secured by real estate in the Bank's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Bank's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.          CONCENTRATIONS OF CREDIT (Continued)

                  The Bank has a concentration of funds on deposit at its primary correspondent bank, Georgia Bankers Bank, at December 31, 1998 and 1997, as follows:



                                                                                                    December 31,
                                                                                       ---------------------------------------
                                                                                               1998                1997
                                                                                       -------------------  ------------------

                      Federal funds sold ............................................. $        5,930,000   $               -
                      Correspondent commercial checking account ......................          4,382,000           3,524,698
                                                                                       -------------------  ------------------
                                                                                       $       10,312,000   $       3,524,698
                                                                                       ===================  ==================


NOTE 13. Regulatory Matters

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. Currently, no dividends may be paid by the Bank without regulatory approval.

                  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 13. REGULATORY MATTERS (Continued)

                  As of December 31, 1998, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  Presented below are the Bank's actual capital amounts and ratios. Detail disclosures related to the Company have been excluded as they do not materially deviate from the disclosure herein.


                                                                                                           To Be Well
                                                                                 For Capital            Capitalized Under
                                                                                  Adequacy              Prompt Corrective
                                                       Actual                     Purposes              Action Provisions
                                             ----------------------------  ------------------------ --------------------------
                                                 Amount          Ratio        Amount        Ratio       Amount        Ratio
                                             ----------------  ----------  --------------  -------- ---------------  ---------

                  As of December 31, 1998
                    Total Capital
                       (to Risk Weighted
                  Assets):
                     Consolidated            $     4,421,388      11.46%   $   3,085,233     8.00%  $    3,856,542     10.00%
                       FNB of Coffee County  $     4,860,365      12.60%   $   3,085,233     8.00%  $    3,856,542     10.00%
                    Tier I Capital
                       (to Risk Weighted
                  Assets):
                     Consolidated            $     3,929,540      10.19%   $   1,542,617     4.00%  $    2,313,925      6.00%
                       FNB of Coffee County  $     4,368,517      11.33%   $   1,542,617     4.00%  $    2,313,925      6.00%
                    Tier I Capital
                       (to Average Assets):
                     Consolidated            $     3,929,540       7.22%   $   2,177,480     4.00%  $    2,721,850      5.00%
                       FNB of Coffee County  $     4,368,517       8.02%   $   2,177,480     4.00%  $    2,721,850      5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           To Be Well
                                                                                For Capital            Capitalized Under
                                                                                  Adequacy             Prompt Corrective
                                                        Actual                    Purposes             Action Provisions
                                              ---------------------------  ----------------------- ---------------------------
                                                  Amount         Ratio        Amount       Ratio       Amount         Ratio
                                              ---------------  ----------  --------------  ------- ----------------  ---------

                  As of December 31, 1997
                    Total Capital
                       (to Risk Weighted
                  Assets):
                     Consolidated             $    3,659,147      12.16%   $   2,407,998    8.00%  $     3,009,998     10.00%
                       FNB of Coffee County   $    4,114,175      13.68%   $   2,405,746    8.00%  $     3,007,183     10.00%
                    Tier I Capital
                       (to Risk Weighted
                  Assets):
                     Consolidated             $    3,273,232      10.87%   $   1,203,999    4.00%  $     1,805,999      6.00%
                       FNB of Coffee County   $    3,728,607      12.40%   $   1,202,873    4.00%  $     1,804,310      6.00%
                    Tier I Capital
                       (to Average Assets):
                     Consolidated             $    3,273,232       7.23%   $   1,810,040    4.00%  $     2,262,550      5.00%
                       FNB of Coffee County   $    3,728,607       8.24%   $   1,810,040    4.00%  $     2,262,550      5.00%

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     The  carrying   value  and  estimated  fair  value  of  the
                     Company's financial instruments were as follows:



                                                              December 31, 1998                    December 31, 1997
                                                       ---------------------------------   ----------------------------------
                                                          Carrying            Fair              Carrying            Fair
                                                           Amount            Value               Amount            Value
                                                       ----------------  ---------------   -----------------  ---------------

                  Financial assets:
                     Cash and short-term investments   $    11,583,359   $   11,583,359    $      4,958,600   $    4,958,600
                                                       ================  ===============   =================  ===============

                     Investments in securities ......  $     4,753,962   $    4,753,962    $      6,499,422   $    6,499,422
                                                       ================  ===============   =================  ===============


                     Loans ..........................  $    41,989,950   $   40,869,961    $     31,679,747   $   31,458,423
                     Allowance for loan losses ......        1,274,285                -           1,159,173                -
                                                       ----------------  ---------------   -----------------  ---------------

                                Loans, net ..........  $    40,715,665   $   40,869,961    $     30,520,574   $   31,458,423
                                                       ================  ===============   =================  ===============

                  Financial liabilities:
                     Noninterest-bearing demand .....  $    12,695,085   $   12,695,085    $      7,708,349   $    7,708,349
                     Interest-bearing demand ........       11,707,125       11,707,125           6,819,767        6,819,767
                     Savings ........................        1,973,434        1,973,434           1,832,359        1,832,359
                     Time deposits ..................       27,924,709       28,070,996          22,687,524       22,994,718
                                                       ----------------  ---------------   -----------------  ---------------

                                Total deposits ......  $    54,300,353   $   54,446,640    $     39,047,999   $   39,355,193
                                                       ================  ===============   =================  ===============

                  Federal funds purchased ...........  $             -   $            -    $        430,000   $      430,000
                                                       ================  ===============   =================  ===============

                  Other borrowings ..................  $        65,000   $       65,000    $      1,075,000   $    1,075,000
                                                       ================  ===============   =================  ===============
                  Notes payable, director ...........  $       500,000   $      500,000    $        500,000   $      500,000
                                                       ================  ===============   =================  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. YEAR 2000

                  The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Due to the fact that the Company is heavily dependent on computer processing and telecommunication systems in their daily business activities, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

                  In response to the Year 2000 issue, the Company created a Year 2000 Task Force to coordinate and monitor the Company's progress in their Year 2000 remediation efforts. The Task Force reports directly to the Company's executive management and also provides regular reports to the Board of Directors. The Task Force has conducted a comprehensive review of the Company's computer systems and software to identify the systems and software that could be effected by the Year 2000 issue. Although absolute assurance cannot be given, the Company presently believes that with the modifications to existing systems and software and converting to new software, the Year 2000 problem will not pose a significant operational problem to the Company or have a material adverse effect on future operating results.

                  The Company has also conducted formal communications with its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by a supplier or customer, would not have a material adverse effect on the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets of FNC Bancorp, Inc. and statements of income and cash flows as of and for the years ended December 31, 1998 and 1997.


                                                       CONDENSED BALANCE SHEETS
                                                                                               1998                 1997
                                                                                       ------------------    -----------------

                   Assets
                      Cash ........................................................... $         136,439     $         55,294
                      Investment in subsidiary .......................................         4,382,517            3,738,573
                      Other assets ...................................................                 -               27,876
                                                                                       ------------------    -----------------

                              Total assets ........................................... $       4,518,956     $      3,821,743
                                                                                       ==================    =================

                   Liabilities:
                      Notes payable, directors ....................................... $         500,000     $        500,000
                      Other liabilities ..............................................            75,416               38,545
                                                                                       ------------------    -----------------

                              Total liabilities ......................................           575,416              538,545
                                                                                       ------------------    -----------------

                   Stockholders' equity ..............................................         3,943,540            3,283,198
                                                                                       ------------------    -----------------

                              Total liabilities and stockholders' equity ............. $       4,518,956     $      3,821,743
                                                                                       ==================    =================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                    CONDENSED STATEMENTS OF INCOME

                                                                                              1998                 1997
                                                                                      ------------------    -----------------

                   Income, interest ................................................. $           2,467     $          2,522
                                                                                      ------------------    -----------------

                   Expense
                      Interest ......................................................            36,872               38,545
                      Other expense .................................................            20,674               13,819
                                                                                      ------------------    -----------------
                                                                                                 57,546               52,364
                                                                                      ------------------    -----------------

                              Loss before income tax benefits and
                                  equity in undistributed earnings
                                                     of subsidiary ..................           (55,079)             (49,842)

                   Income tax benefits ..............................................           (16,847)             (16,950)
                                                                                      ------------------    -----------------

                              Loss before equity in undistributed
                                   earnings of subsidiary ...........................           (38,232)             (32,892)

                   Equity in undistributed earnings  of subsidiary ..................           639,910              374,202
                                                                                      ------------------    -----------------

                              Net income ............................................ $         601,678     $        341,310
                                                                                      ==================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                  CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             1998                   1997
                                                                                     -------------------    -------------------
                    OPERATING ACTIVITIES
                       Net income .................................................  $          601,678     $          341,310
                                                                                     -------------------    -------------------
                       Adjustments to reconcile  net income to net cash provided
                          by (used in) operating activities:
                          Undistributed earnings of subsidiary ....................            (639,910)              (374,202)
                          (Increase) decrease  in deferred tax assets .............              27,876                (16,950)
                          Increase  in interest payable ...........................              36,871                 38,545
                                                                                     -------------------    -------------------

                            Total adjustments .....................................            (575,163)              (352,607)
                                                                                     -------------------    -------------------

                            Net cash provided by (used in) operating activities ...              26,515                (11,297)
                                                                                     -------------------    -------------------

                    FINANCING ACTIVITIES
                       Proceeds from issuance of common stock .....................              54,630                      -
                                                                                     -------------------    -------------------


                            Net cash provided by financing activities .............              54,630                      -
                                                                                     -------------------    -------------------


                    Net increase (decrease) in cash ...............................              81,145                (11,297)

                    Cash at beginning of year .....................................              55,294                 66,591
                                                                                     -------------------    -------------------

                    Cash at end of year ...........................................  $          136,439     $           55,294
                                                                                     ===================    ===================