Form 10QSB
period 1999-03-31
FNC BANCORP INC
filed 1999-05-13
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
            1934 for the quarterly period ended March 31, 1999

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at March 31, 1999 was 411,173 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes          No  X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                        PAGE

Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1999
            (Unaudited) and December 31, 1998 ...........................................  3

         Consolidated Statements of Income (Unaudited) - Three
            Month Periods Ended March 31, 1999 and 1998 .................................  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Three Month Periods Ended March 31, 1999 and 1998 ...........................  5

         Consolidated Statements of Cash Flows (Unaudited) - Three
            Month Periods Ended March 31, 1999 and 1998 .................................  6

         Notes to Consolidated Financial Statements .....................................  7

   Item 2.  Management's Discussion and Analysis or Plan of Operation ...................  8

Part II - Other Information

   Item 1.  Legal Proceedings ........................................................... 13
   Item 2.  Changes in Securities ....................................................... 13
   Item 3.  Defaults Upon Senior Securities ............................................. 13
   Item 4.  Submission of Matters to a Vote
              of Security Holders ....................................................... 13
   Item 5.  Other Information ........................................................... 13
   Item 6.  Exhibits and Reports on Form 8-K ............................................ 13

Signatures .............................................................................. 13












                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,     DECEMBER 31,
                                                                            1999            1998
                                                                       -------------    ------------
                  Assets                                                (UNAUDITED)

Cash and due from banks .............................................. $   2,536,424    $  5,617,359
Federal funds sold ...................................................     7,437,000       5,966,000
Securities available-for-sale ........................................     4,707,539       4,753,962
Securities held-to-maturity ..........................................        49,811               0

Loans ................................................................    44,208,153      41,989,950
Less allowance for loan losses .......................................     1,348,219       1,274,285
                                                                       -------------    ------------
Loans, net ...........................................................    42,859,934      40,715,665

Premises and equipment ...............................................     1,626,445       1,613,025
Other assets .........................................................       944,672         914,391
                                                                       -------------    ------------

         Total assets ................................................ $  60,161,825    $ 59,580,402
                                                                       =============    ============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ...................................... $  11,313,744    $ 12,695,085
     Interest-bearing demand .........................................     9,649,018      11,707,125
     Savings .........................................................     2,670,514       1,973,434
     Time, $100,000 and over .........................................    10,580,218       9,252,893
     Other time ......................................................    20,345,620      18,671,816
                                                                       -------------    ------------
         Total deposits ..............................................    54,559,114      54,300,353

Notes payable to directors ...........................................       500,000         500,000
Advances from Federal Home Loan Bank .................................        65,000          65,000
Other ................................................................       900,343         771,509
                                                                       -------------    ------------

         Total liabilities ...........................................    56,024,457      55,636,862
                                                                       -------------    ------------

Commitments and contingent liabilities

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 411,173 shares issued and
         Outstanding .................................................       411,173         411,173
     Capital surplus .................................................     3,659,708       3,659,708
     Retained earnings (deficit) .....................................        71,487        (141,341)
     Unrealized gains on available-for-sale securities,
         Net of applicable deferred income taxes .....................        (5,000)         14,000
                                                                       -------------     -----------

         Total stockholders' equity ..................................     4,137,368       3,943,540
                                                                       -------------     -----------
         Total liabilities and stockholders equity ................... $  60,161,825   $  59,580,402
                                                                       =============   =============



                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1999              1998
                                                                         -----------        -----------
Interest income
     Interest and fees on loans ........................................ $ 1,084,429        $   832,576
     Interest on taxable securities ....................................      68,173             87,712
     Interest on Federal funds sold ....................................      51,236             21,836
                                                                         -----------        -----------
                                                                           1,203,838            942,124

Interest expense
     Interest on deposits ..............................................     484,236            380,339
     Interest on Federal funds purchased ...............................           0              2,282
     Interest on advances from FHLB ....................................       1,120             15,248
     Interest on stockholder loan ......................................       9,375              9,375
                                                                         -----------        -----------
                                                                             494,731            407,244

         Net interest income ...........................................     709,107            534,880
Provision for loan losses ..............................................           0                  0
                                                                         -----------        -----------
         Net interest income after
            provision for loan losses ..................................     709,107            534,880

Other income
     Service charges on deposit accounts ...............................     122,592             91,328
     Insurance commissions .............................................      11,162              3,268
     Origination fees on mortgage loans ................................      19,494             13,007
     Other .............................................................      25,233             14,617
                                                                         -----------        -----------
                                                                             178,481            122,220

Other expenses
     Salaries and employee benefits ....................................     322,962            237,597
     Equipment expense .................................................      41,014             30,648
     Occupancy expense .................................................      28,106             22,147
     Advertising expense ...............................................       8,183              6,333
     Data Processing expenses ..........................................      21,740             23,494
     Printing and office supplies ......................................      15,981             19,369
     Other operating expenses ..........................................     104,424            115,063
                                                                         -----------        -----------
                                                                             542,410            454,651

        Income before income taxes .....................................     345,178            202,449

Applicable income taxes ................................................     132,350             68,701
                                                                         -----------        -----------

         Net income .................................................... $   212,828        $   133,748
                                                                         ===========        ===========

Income per common share - basic and diluted ............................ $      0.52        $      0.33
                                                                         ===========        ===========






                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                              UNREALIZED
                                                                                            GAINS (LOSSES)
                                                                                            ON SECURITIES
                                    COMMON STOCK            ADDITIONAL        RETAINED        AVAILABLE-
                               NUMBER OF       PAR           PAID IN          EARNINGS         FOR-SALE
                                SHARES        VALUE          CAPITAL          (DEFICIT)       NET OF TAX         TOTAL
                               --------    -----------      ----------       -----------       ---------       ----------
Balance,
December 31, 1997 ............. 405,710    $   405,710      $3,610,541       $  (743,019)      $   9,966       $3,283,198

Net income (loss) .............       0              0               0           133,748               0          133,748

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .................       0              0               0                 0              34               34
                               --------    -----------      ----------       -----------       ---------       ----------

Balance,
March 31, 1998
(unaudited) ................... 405,710    $  405,710       $3,610,541       $  (609,271)      $  10,000       $3,416,980
                                =======    ==========       ==========       ===========       =========       ==========

Balance,
December 31, 1998 ............. 411,173    $  411,173       $3,659,708       $  (141,341)      $  14,000       $3,943,540

Net income ....................       0             0                0           212,828               0          212,828

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .................       0             0                0                 0         (19,000)         (19,000)
                               --------    ----------       ----------       -----------       ---------       ----------

Balance,
March 31, 1999
(unaudited) ................... 411,173    $  411,173       $3,659,708       $    71,487       $  (5,000)      $4,137,368
                               ========    ==========       ==========       ===========       =========       ==========

















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            1999                  1998
                                                                       --------------       --------------
Operating Activities:
   Net Income ........................................................ $      212,828       $      133,748

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ....................................................         34,268               32,503
     Provision for deferred income taxes .............................              0               72,400
     Provision for loan losses .......................................              0                    0
     (Increase) decrease in interest receivable ......................        106,025               86,287
     Increase (decrease) in interest payable .........................         (1,205)             (40,763)
     Increase (decrease) in income taxes payable .....................        132,350                    0
     Other prepaids, deferrals and accruals, net .....................       (130,323)              56,352
                                                                       --------------       --------------
         Total adjustments ...........................................        141,115              206,779
                                                                       --------------       --------------

Net cash provided by operating activities ............................        353,943              340,527


Investing Activities:
     Capital expenditures ............................................        (47,688)             (32,335)
     Net (increase) decrease in loans ................................     (2,144,269)          (1,217,368)
     Proceeds from maturity of available-for-sale securities .........      1,500,000            1,750,000
     Purchase of available-for-sale securities .......................     (1,480,875)                   0
     Purchase of held-to-maturity securities .........................        (49,807)                   0
     (Increase) decrease in Federal funds sold .......................     (1,471,000)          (3,041,000)
     Increase (decrease) in Federal funds purchased ..................              0             (430,000)
                                                                       --------------       --------------

   Net cash used by investing activities .............................     (3,693,639)          (2,970,703)


Financing Activities:
     Increase (decrease) in time deposits ............................      3,001,129            1,064,830
     Increase (decrease) in other deposits ...........................     (2,742,368)             600,356
                                                                       --------------       --------------
   Net cash provided by financing activities .........................        258,761            1,665,186
                                                                       --------------       --------------

Net decrease in cash and cash equivalents ............................     (3,080,935)            (964,990)

Cash and Cash Equivalents at Beginning of Year .......................      5,617,359            4,924,600
                                                                       --------------       --------------

Cash and Cash Equivalents at End of Year ............................. $    2,536,424       $    3,959,610
                                                                       ==============       ==============

Supplemental Disclosures of Cash Flow Information Cash paid (received)during the year for:
   Interest                                                            $      495,936       $      448,007

   Income taxes                                                                 4,890                    0

Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
   Securities available-for-sale                                              (19,000)                  34







                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending  December 31, 1999.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes there to included in the Company's  annual report to stockholders  for the year ended December 31, 1998.







































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $212,828 for the three months ended March 31, 1999 compared to $133,748 for the three months ended March 31, 1998. Net interest income after provision for loan losses was $709,107 and $534,880 for the three months ended
March 31, 1999 and 1998, respectively. There was no provision for loan losses for the three months ended March 31, 1999 and 1998, respectively. Non-interest income totaled $178,481 and $122,220 for the three months ended March 31, 1999 and 1998, respectively. Non-interest expenses totaled $542,410 and $454,651 for the three months ended March 31, 1999 and 1998, respectively.

The following table summarizes the results of operations of the Company for the three month period ended March 31, 1999 and 1998.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1999           1998
                                                                --------       --------
                                                                     (IN THOUSANDS)

Interest income ............................................... $  1,204       $    942
Interest expense ..............................................     (495)          (407)
                                                                --------       --------
Net interest income ...........................................      709            535
Provision for loan losses .....................................       (0)            (0)
Noninterest income ............................................      178            122
Noninterest expense ...........................................     (542)          (455)
                                                                --------       --------
Income (loss) before taxes ....................................      345            202
Income (taxes) benefit ........................................     (132)           (69)
                                                                --------       --------
Net income (loss) ............................................. $    213       $    134
                                                                ========       ========


Interest Income

Total interest income increased approximately $174,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $33.4 million for the three months ended March 31, 1998 to approximately $43.1 million for the three months ended March 31, 1999.
The effect of this change increased interest income earned on the loan portfolio from approximately $833,000 for the three months ended March 31, 1998 to approximately $1,084,000 for the three months ended March 31, 1999, an increase of $251,000.

Interest earned on taxable  investment  securities  increased from approximately
$109,000 for the three months ended March 31, 1998 to approximately $119,000 for the three months ended March 31, 1999, an increase of $10,000. This increase was from the effect of an increase in the average taxable investment portfolio balance from approximately $8.6 million for the three months ended March 31, 1998 to approximately $9 million for the three months ended March 31, 1999.









Interest earned on federal funds sold increased from  approximately  $22,000 for the three  months  ended March 31, 1998 to  approximately  $51,000 for the three months ended March 31, 1999, an increase of $29,000.  This increase was from the
effect  of  an  increase  in  the  average   federal  funds  sold  balance  from
approximately  $1.7  million  for the  three  months  ended  March  31,  1998 to approximately $4.3 million for the three months ended March 31, 1999.

Interest Expense

Total interest expense increased approximately $88,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase is attributed to the factors explained in the following information.

This  increase was the effect of an increase in the average  amount of deposits.
Deposits increased from $39.3 million for the three months ended March 31, 1998 to $49.7 million for the three months ended March 31, 1999. Interest expense on interest-bearing deposits increased from approximately $383,000 for the quarter ended March 31, 1998 to approximately $484,000 for the quarter ended March 31, 1999, an increase of $101,000.

At March 31,  1999,  the Bank had  advances  from the Federal  Home Loan Bank of
$65,000 at an average rate of 6.99%. Interest expense incurred for the three months ended March 31, 1999 totaled approximately $1,100 and approximately
$15,000 for the three months ended March 31, 1998.

The Company also had interest expense during the three months ended March 31, 1998 of approximately $9,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of 6.75%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three month periods ended March 31, 1999 and 1998.

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1999        1998
                                                                      ------      ------
Service charges on deposit accounts ................................. $  123      $   91
Insurance Commissions ...............................................     11           3
Mortgage origination income .........................................     19          13
Other operating income ..............................................     25          15
                                                                      ------      ------

         Total noninterest income ................................... $  178      $  122
                                                                      ======      ======













Service charges on deposit accounts for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, increased approximately
$32,000. This increase was related primarily to an increase in NSF fees and transaction deposit account activity. All other income totaled approximately
$56,000 and $31,000 for the three months ended March 31, 1999 and 1998, respectively.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 1999 and 1998.

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 1999        1998
                                                                ------      ------
Salaries and employee benefits ................................ $  323      $  238
Equipment expenses ............................................     41          31
Occupancy expenses ............................................     28          22
Advertising ...................................................      8           6
Data processing ...............................................     22          24
Printing and office supplies ..................................     16          19
Other operating expenses ......................................    104         115
                                                                ------      ------

         Total noninterest expense ............................ $  542      $  455
                                                                ======      ======

Noninterest expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, increased approximately $87,000. Salaries and employee benefits increased approximately $85,000 for the three months ended
March 31, 1999 as compared to the three months ended March 31,1998. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately $2,000 for the three months ended March 31, 1999 compared to the three months ended
March 31, 1998.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 1998 and March 31, 1999 was $0. The balance of the allowance for loan losses was approximately $1,348,000 (approximately 3.05% of outstanding loans) at March 31, 1999 and approximately $1,186,000 (approximately 3.60% of outstanding loans) at March 31, 1998. Actual loan recoveries net of charge-offs were approximately
$74,000 for the three months ended March 31, 1999 and approximately $26,000 for the three months ended March 31, 1998. Non-accrual loans were approximately
$390,000  at March  31,  1999  compared  to  $786,000  at  March  31,  1998.  In determining an adequate level of loan loss reserve, such loans were included in such consideration.

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






Income Taxes

The provision for income taxes reflects an effective rate of 34% for the three months ended March 31, 1998 and March 31, 1999.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $60.2 million at March 31, 1999 and approximately $59.6 million at December 31, 1998. Representing an increase of approximately $.6 million. During the three months ended March 31, 1999, cash and due from banks decreased $3 million, operations generated $.4 million, deposits increased by $.3 million, providing $3.7 million of funds available which were used to increase Federal funds sold by $1.5 million and increase loans by $2.2 million.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March
31, 1999, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                 To Be Well
                                                        For Capital            Capitalized Under
                                                          Adequacy            Prompt Corrective
                                    Actual                Purposes            Action Provisions
                              ------------------      ----------------       -------------------
                              Amount       Ratio      Amount     Ratio       Amount        Ratio
                              ------       -----      ------     -----       ------        -----
                                                    (Dollars in thousands)

As of March 31, 1999
Total Capital
(to Risk Weighted Assets) ... $5,126      12.22%      $3,356       8%        $4,195          10%
Tier 1 Capital
(to Risk Weighted Assets) ... $4,591      10.94%      $1,679       4%        $2,518           6%
Tier 1 Capital
(to Average Assets) ......... $4,591       7.46%      $2,462       4%        $3,077           5%

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

The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements. At March 31, 1999, the Company's cash and due from banks were  approximately  $2.5 million and its federal  funds sold were  approximately  $7.4 million.  All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately
$4.8 million at March 31, 1999, can also be used to meet liquidity requirements, to the extent the  investments  are not pledged.  At March 31, 1999,  the market value of pledged securities was $3.3 million.






The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $65,000 at March 31, 1999, at an average rate of 6.99%.

Impact of the Year 2000

Based on recently completed assessments, the Bank has determined that it will be required to modify, upgrade, and or replace some portions of its internal software and hardware, so that its computer systems will properly utilize dates beyond December 31, 1999. The Bank's main core software is a Kirchman Dimension
3000 product and has been externally tested and certified to be year 2000 compliant. As of March 31, 1999, the Bank has substantially completed its year
2000 remediation program, has secured substantially all required resources and expects to substantially complete its internal year 2000 efforts by June 30, 1999.

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

The Bank has expensed $28,000 of costs incurred to date related to the year 2000 issue. The total remaining cost of the year 2000 project is presently estimated at $5,000, which will be expensed as incurred. The costs of the project and the date on which the Bank believes it will complete the year 2000 modification are based on management's best estimates, which were derived utilizing numerous assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.









                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

     Exhibit No.
           27.1                                      Financial Data Schedule

(B) Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     March 31, 1999.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FNC BANCORP, INC.
                                                  (Registrant)


Date May 14, 1999                           By/s/ Jeffrey W. Johnson
     ------------------                     -----------------------------------

                                            Jeffrey W. Johnson
                                            President & CEO


                                     PAGE 13
