Form 10QSB
period 1999-06-30
FNC BANCORP INC
filed 1999-08-13
CIK 868573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                        PAGE
Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1999
            (Unaudited) and December 31, 1998 ...........................................  3

         Consolidated Statements of Income (Unaudited) - Six
            Month Periods Ended June 30, 1999 and 1998 ..................................  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Six Month Periods Ended June 30, 1999 and 1998 ..............................  5

         Consolidated Statements of Cash Flows (Unaudited) - Six
            Month Periods Ended June 30, 1999 and 1998 ..................................  6

         Notes to Consolidated Financial Statements .....................................  7

   Item 2.  Management's Discussion and Analysis or Plan of Operation ...................  8

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

Signatures .............................................................................. 13














                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,        DECEMBER 31,
                                                                           1999              1998
                                                                       -------------    -------------
                           Assets                                        (UNAUDITED)
Cash and due from banks .............................................  $   3,549,776    $   5,617,359
Federal funds sold ..................................................      2,097,000        5,966,000
Securities available-for-sale .......................................      5,491,041        4,753,962
Securities held-to-maturity .........................................      2,533,378                0

Loans ...............................................................     48,375,644       41,989,950
Less allowance for loan losses ......................................      1,388,224        1,274,285
                                                                       -------------    -------------
         Loans, net .................................................     46,987,420       40,715,665

Premises and equipment ..............................................      1,618,482        1,613,025
Other assets ........................................................      1,093,948          914,391
                                                                       -------------    -------------

         Total assets ...............................................  $  63,371,045    $  59,580,402
                                                                       =============    =============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand .....................................  $  10,851,182    $  12,695,085
     Interest-bearing demand ........................................      9,728,438       11,707,125
     Savings ........................................................      2,896,274        1,973,434
     Time, $100,000 and over ........................................     11,378,519        9,252,893
     Other time .....................................................     22,601,130       18,671,816
                                                                       -------------    -------------
         Total deposits .............................................     57,455,543       54,300,353

Notes payable to directors ..........................................        500,000          500,000
Advances from Federal Home Loan Bank ................................         60,000           65,000
Other ...............................................................      1,021,646          771,509
                                                                       -------------     ------------

         Total liabilities ..........................................     59,037,189       55,636,862
                                                                       -------------     ------------

Commitments and contingent liabilities

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 411,173 shares issued and
         Outstanding ................................................        411,173          411,173
     Capital surplus ................................................      3,659,708        3,659,708
     Retained earnings (deficit) ....................................        298,975         (141,341)
     Unrealized gains on available-for-sale securities,
         Net of applicable deferred income taxes ....................        (36,000)          14,000
                                                                       -------------     ------------

         Total stockholders' equity .................................      4,333,856        3,943,540
                                                                       -------------     ------------
         Total liabilities and stockholders equity ..................  $  63,371,045     $ 59,580,402
                                                                       =============     ============




                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                             JUNE 30,
                                          1999                1998              1999              1998
                                       ----------          ----------        ----------        ----------
Interest income
     Loans ........................... $1,133,931          $  869,774        $2,218,360        $1,702,350
     Taxable securities ..............     84,499              70,852           152,672           158,564
     Federal funds sold ..............     72,553              44,419           123,789            66,255
                                       ----------          ----------        ----------        ----------
         Total interest income .......  1,290,983             985,045         2,494,821         1,927,169

Interest expense
     Deposits ........................    542,885             406,351         1,027,121           786,690
     Federal funds purchased .........          0                   0                 0             2,282
     Advances from FHLB ..............      1,090               2,528             2,210            17,776
     Stockholder loan ................      7,594               9,375            16,969            18,750
                                       ----------          ----------        ----------        ----------
         Total interest expense ......    551,569             418,254         1,046,300           825,498

         Net interest income .........    739,414             566,791         1,448,521         1,101,671
Provision for loan losses ............          0                   0                 0                 0
                                       ----------          ----------        ----------        ----------
         Net interest income after
            provision for loan losses     739,414             566,791         1,448,521         1,101,671

Other income
     Service charges on
        deposit accounts .............    117,306             108,468           239,898           199,796
     Insurance commissions ...........     10,682               8,051            21,844            11,319
     Mortgage origination income .....      8,531              13,973            28,025            26,980
     Other operating income ..........     13,615              20,650            38,848            35,267
                                       ----------          ----------        ----------        ----------
         Total other income ..........    150,134             151,142           328,615           273,362

Other expenses
     Salaries and employee benefits ..    312,681             254,047           635,643           491,644
     Equipment expenses ..............     40,153              40,546            81,167            71,194
     Occupancy expenses ..............     26,890              22,655            54,996            44,802
     Advertising .....................     15,423               7,484            23,606            13,817
     Audit and Accounting ............     17,239              17,000            32,239            51,012
     Data Processing .................     21,741              21,946            43,481            45,440
     Printing and office supplies ....      9,587              18,543            25,568            37,912
     Other operating income ..........     93,896             104,837           183,320           185,888
                                        ---------          ----------        ----------        ----------
         Total other expenses ........    537,610             487,058         1,080,020           941,709

        Income before income taxes ...    351,938             230,875           697,116           433,324

Income tax expense ...................    124,450              78,399           256,800           147,100
                                       ----------          ----------        ----------        ----------

         Net income .................. $  227,488          $  152,476        $  440,316        $  286,224
                                       ==========          ==========        ==========        ==========

Earnings per common and common
         equivalent share ............      $0.55               $0.37             $1.07             $0.70
                                            =====               =====             =====             =====




                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                                                         UNREALIZED
                                                                                          GAINS ON
                                                                                         SECURITIES
                           COMMON STOCK           ADDITIONAL            RETAINED         AVAILABLE-
                     NUMBER OF        PAR           PAID IN             EARNINGS          FOR-SALE
                      SHARES         VALUE          CAPITAL             (DEFICIT)        NET OF TAX        TOTAL
                     --------       --------      ----------           ----------         --------       ----------
Balance,
December 31, 1997 ... 405,710       $405,710      $3,610,541           $ (743,019)        $  9,966       $3,283,198

Net income (loss) ...       0              0               0              286,224                0          286,224

Stock options exercised 5,463          5,463          49,167                    0                0           54,630

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .......       0              0               0                    0           (2,766)          (2,766)
                     --------       --------      ----------           ----------         --------       ----------

Balance,
June 30, 1998
(unaudited) ......... 411,173       $411,173      $3,659,708           $(456,795)         $  7,200       $3,621,286
                     ========       ========      ==========           ==========         ========       ==========

Balance,
December 31, 1998 ... 411,173       $411,173      $3,659,708           $(141,341)          $14,000       $3,943,540

Net income (loss) ...       0              0               0             440,316                 0          440,316

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax .......       0              0               0                   0           (50,000)         (50,000)
                     --------       --------      ----------           ----------          --------       ----------

Balance,
June 30, 1999
(unaudited) ......... 411,173       $411,173      $3,659,708            $298,975          $(36,000)       $4,333,856
                     ========       ========      ==========            ========          ========        ==========















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                           1999                        1998
                                                                       ------------                ------------
Operating Activities:
   Net Income (Loss) ................................................  $    440,316                $    286,224
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ...................................................        71,602                      66,659
     Provision for loan losses ......................................             0                           0
     Provision for deferred income taxes ............................             0                     157,400
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable .............       (17,684)                     41,091
      Increase (Decrease) in accrued interest payable ...............        50,965                     (12,871)
      Increase (Decrease) in income taxes payable ...................       173,120                           0
      Other prepaids, deferrals and accruals, net ...................      (114,171)                    118,379
                                                                       ------------                ------------
   Net cash provided (used) by operating activities .................       604,148                     656,882
                                                                       ------------                ------------

Investing Activities:
     Capital expenditures ...........................................       (77,059)                    (47,234)
     Net (increase) decrease in loans ...............................    (6,271,755)                 (3,127,825)
     Proceeds from maturity of available-for-sale securities ........     2,159,700                   2,251,334
     Purchase of available-for-sale securities ......................    (2,968,429)                   (500,000)
     Purchase of held-to-maturity securities ........................    (2,533,378)                          0
     (Increase) decrease in Federal funds sold ......................     3,869,000                  (2,931,000)
     Increase (decrease) in Federal funds purchased .................             0                    (430,000)
                                                                       ------------                ------------
Net cash provided (used) by investing activities ....................    (5,821,921)                 (4,784,725)
                                                                       ------------                ------------

Financing Activities:
     Increase (Decrease) in time deposits ...........................     6,054,940                   1,238,669
     Increase (Decrease) in other deposits ..........................    (2,899,750)                  3,072,822
     Repayment of advances from Federal Home Loan Bank ..............        (5,000)                 (1,005,000)
     Proceeds from issuance of common stock .........................             0                      54,630
                                                                        -----------                ------------
   Net cash provided (used) by financing activities .................     3,150,190                   3,361,121
                                                                        -----------                ------------

Net increase (decrease) in cash and cash equivalents ................    (2,067,583)                   (766,722)

Cash and Cash Equivalents at Beginning of Period ....................     5,617,359                   4,924,600
                                                                       ------------                ------------

Cash and Cash Equivalents at End of Period ..........................    $3,549,776                  $4,157,878
                                                                       ============                ============

Supplemental Disclosures of Cash Flow Information Cash paid (received)during the year for:
   Interest .........................................................      $995,335                    $838,369

   Income taxes .....................................................       $96,770                          $0

Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
   Securities available-for-sale ....................................      $(76,000)                    $(2,766)





                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results  that may be expected for the year ending  December  31,  1999.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes there to included in the Company's  annual report to stockholders  for the year ended December 31, 1998.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $440,316 for the six months ended June 30, 1999 compared to $286,224 for the six months ended June 30, 1998. Net interest income after provision for loan losses was $1,448,521 and $1,101,671 for the six months ended
June 30, 1999 and 1998, respectively. The provision for loan losses was $0 for the six months ended June 30, 1999 and 1998. Non-interest income totaled
$328,615 and $273,362 for the six months ended June 30, 1999 and 1998, respectively. Non-interest expenses totaled $1,080,020 and $941,709 for the six months ended June 30, 1999 and 1998, respectively.

The following table  summarizes the results of operations of the Company for the six month period ended June 30, 1999 and 1998.
                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       1999            1998
                                                                     --------        --------
                                                                           (IN THOUSANDS)

Interest income ...................................................  $  2,495        $  1,927
Interest expense ..................................................    (1,046)          ( 825)
                                                                     --------        --------
Net interest income ...............................................     1,449           1,102
Provision for loan losses .........................................        (0)             (0)
Noninterest income ................................................       328             273
Noninterest expense ...............................................    (1,080)           (942)
                                                                     --------        --------
Income before taxes ...............................................       697             433
Income taxes ......................................................      (257)           (147)
                                                                     --------        --------
Net income (loss) .................................................  $    440        $    286
                                                                     ========        ========


Interest Income

Total interest income increased  approximately $568,000 for the six months ended
June 30, 1999 compared to the six months ended June 30, 1998.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $33.1 million for the six months ended June 30, 1998 to approximately $44.8 million for the six months ended June 30, 1999. The effect of this change increased interest income earned on the loan portfolio from approximately $1,702,000 for the six months ended June 30, 1998 to approximately $2,218,000 for the six months ended June 30, 1999, an increase of $516,000.

Interest earned on taxable  investment  securities  decreased from approximately
$159,000 for the six months ended June 30, 1998 to approximately $153,000 for the six months ended June 30, 1999, a decrease of $6,000. This decrease was from the effect of a decrease in the average taxable investment portfolio balance from approximately $5.2 million for the six months ended June 30, 1998 to approximately $5 million for the six months ended June 30, 1999.








Interest earned on federal funds sold increased from approximately $66,000 for the six months ended June 30, 1998 to approximately $124,000 for the six months ended June 30, 1999, an increase of $58,000. This increase was from the effect of an increase in the average federal funds sold balance from approximately $2.5 million for the six months ended June 30, 1998 to approximately $5.5 million for the six months ended June 30, 1999.

Interest Expense

Total interest expense increased approximately $221,000 for the six months ended
June 30, 1999 compared to the six months ended June 30, 1998. This increase is attributed to the factors explained in the following information.

Interest  expense on  interest-bearing  deposits  increased  from  approximately
$789,000 for the six months ended June 30, 1998 to approximately $1,027,000 for the six months ended June 30, 1999, an increase of $238,000. This increase was from the effect of an increase in the average balance of interest-bearing deposits from approximately $32.3 million for the six months ended June 30, 1998 to approximately $42.9 million for the six months ended June 30, 1999.

At June 30,  1998,  the Bank had  advances  from the  Federal  Home Loan Bank of
$70,000 at an average rate of 6.99%. Interest expense incurred for the six months ended June 30, 1998 totaled approximately $18,000 and approximately
$2,000 for the six months ended June 30, 1999.

The Company also had interest expense during the six months ended June 30, 1999 of approximately $17,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in a rate during the period of 6.75%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal  components of noninterest income for the six month periods ended June 30, 1999 and 1998.
                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   1999             1998
                                                                                  ------           ------
Service charges on deposit accounts ............................................  $  240           $  200
Insurance Commissions ..........................................................      22               11
Mortgage origination income ....................................................      28               27
Gain (loss) on sale of securities ..............................................       0                0
Other operating income .........................................................      39               35
                                                                                  ------           ------

         Total noninterest income ..............................................  $  329           $  273
                                                                                  ======           ======

Service charges on deposit accounts for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, increased approximately $40,000.
This increase was related primarily to a increase in NSF fees and transaction deposit account activity. All other income totaled approximately $89,000 and $73,000 for the six months ended June 30, 1999 and 1998, respectively.







Noninterest Expenses

The following  table presents the principal  components of noninterest  expenses for the six month periods ended June 30, 1999 and 1998.
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                   1999          1998
                                                                                  ------        ------
Salaries and employee benefits .................................................  $  636        $  492
Equipment expenses .............................................................      81            71
Occupancy expenses .............................................................      55            45
Advertising ....................................................................      24            14
Audit and accounting ...........................................................      32            51
Data processing ................................................................      43            45
Printing and office supplies ...................................................      26            38
Other operating expenses .......................................................     183           186
                                                                                  ------        ------

         Total noninterest expense .............................................  $1,080        $  942
                                                                                  ======        ======

Noninterest expenses for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, increased approximately $138,000. Salaries and employee benefits increased approximately $144,000 for the six months ended June
30, 1999 as compared to the six months ended June 30,1998. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses actually decreased approximately $6,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This decrease is primarily attributable to a decrease in audit and accounting fees as well as a decrease in the costs of printing and office supplies.

Provision for Loan Losses

The  provision  for loan losses for the six months  ended June 30, 1999 and 1998 was  $0.  The  balance  of the  allowance  for  loan  losses  was  approximately
$1,388,000  (approximately  3.20% of  outstanding  loans)  at June 30,  1999 and approximately  $1,257,000  (approximately 3.6% of outstanding loans) at June 30,
1998. Actual net of recoveries of charged off loans were approximately  $114,000 for the six months  ended June 30,  1999 and  approximately  $98,000 for the six months ended June 30, 1998.  Non-accrual  loans were  approximately  $322,000 at
June 30, 1999, compared to $578,000 at June 30, 1998. In determining an adequate level of loan loss reserve, such loans were included in such consideration.

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

Income Taxes

The provision for income taxes reflected an effective rate of 34% for the six months ended June 30, 1999.







Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $63.3 million at June 30, 1999 and approximately $59.6 million at December 31, 1998. Representing an increase of approximately $3.7 million.
During the six months ended June 30, 1999, cash and due from banks decreased $2 million, operations generated $.6 million, deposits increased by $3.1 million, and Federal funds decreased by $3.9 million, providing $9.6 million of funds available which were used to increase available-for-sale securities by $.8 million, increase held-to-maturity securities by $2.5 million, and increase loans by $6.3 million.

Approximately mid-year 1996, an internal loan review was performed by a then new senior lending officer which concluded that the underwriting procedures were inadequate. For the year ended December 31, 1996, the Bank had loan charge-off's of approximately $1.4 million, many due to bankruptcies. The Bank had a reduction in assets partly for the purpose of managing the capital requirements of the Bank for which the Company increased the capital by $1 million during the year ended December 31, 1996. The Company continues its on-going loan review procedures, continues to operate under more stringent underwriting standards and has a bank president who has been at the bank for more than two years now.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June
30, 1999, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                           To Be Well
                                                       For Capital      Capitalized Under
                                                        Adequacy        Prompt Corrective
                                    Actual              Purposes         Action Provisions
                              -----------------    -----------------    -------------------
                              Amount      Ratio    Amount      Ratio    Amount        Ratio
                              ------     ------    ------     ------    ------       ------
                                                  (Dollars in thousands)

As of June 30, 1999
Total Capital
(to Risk Weighted Assets) ... $5,375     12.47%    $3,449      8%        $4,311       10%
Tier 1 Capital
(to Risk Weighted Assets) ... $4,826     11.19%    $1,724      4%        $2,587        6%
Tier 1 Capital
(to Average Assets) ......... $4,826      7.62%    $2,534      4%        $3,168        5%

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












The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At June 30, 1999, the Company's cash and due from banks were  approximately  $3.6 million and its federal  funds sold were  approximately  $2.1 million.  All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately
$5.5 million at June 30, 1999, can also be used to meet liquidity  requirements, to the extent the  investments  are not pledged.  At June 30,  1999,  the market value of pledged securities was $3.3 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $60,000 at June 30, 1999, at an average rate of 6.99%.

Impact of the Year 2000

Based on past assessments, the Bank determined that it was required to modify, upgrade, and or replace some portions of its internal software and hardware, so that its computer systems will properly utilize dates beyond December 31, 1999.
The Bank's main core software is a Kirchman Dimension 3000 product and has been externally and internally tested and certified to be year 2000 compliant. As of June 30, 1999, the Bank has substantially completed its year 2000 remediation program, has secured substantially all required resources and is substantially complete in its internal year 2000 efforts.

In addition, the Bank has contacted its critical suppliers and other entities to determine the extent to which the Bank's interface systems, power systems, and communications are vulnerable to those third parties' failure to remediate their own year 2000 issues. While the Bank has not been informed of any material risks associated with these entities, there is no guarantee that the systems of these critical suppliers or other entities will be timely converted and will not have an adverse effect on the Bank's systems or operations. The Bank has expensed
$28,000 of costs incurred to date related to the year 2000 issue. The total remaining cost of the year 2000 project is presently estimated at less than $5,000, which will be expensed as incurred.



















                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

     Exhibit No.
           27.1                                      Financial Data Schedule

(B) Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     June 30, 1999.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        FNC BANCORP, INC.
                                                          (Registrant)


Date August 13, 1999                                 By/s/ Jeffrey W. Johnson
     ----------------------                             ----------------------

                                                           Jeffrey W. Johnson
                                                           President and CEO


                                     PAGE 13