Form 10QSB
period 1999-09-30
FNC BANCORP INC
filed 1999-11-12
CIK 868573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
        1934 for the quarterly period ended September 30, 1999.

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at September 30, 1999 was 416,636 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes          No  X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                PAGE
Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1999
            (Unaudited) and December 31, 1998 ................................. 3

         Consolidated Statements of Income (Unaudited) - Nine
            Month Periods Ended September 30, 1999 and 1998 ................... 4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Nine Month Periods Ended September 30, 1999 and 1998 .............. 5

         Consolidated Statements of Cash Flows (Unaudited) - Nine
            Month Periods Ended September 30, 1999 and 1998 ................... 6

         Notes to Consolidated Financial Statements ........................... 7

   Item 2.  Management's Discussion and Analysis or Plan of Operation ......... 8

Part II - Other Information

   Item 1.  Legal Proceedings ................................................. 13
   Item 2.  Changes in Securities ............................................. 13
   Item 3.  Defaults Upon Senior Securities ................................... 13
   Item 4.  Submission of Matters to a Vote
              of Security Holders ............................................. 13
   Item 5.  Other Information ................................................. 13
   Item 6.  Exhibits and Reports on Form 8-K .................................. 13

Signatures .................................................................... 13














                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                           1999                 1998
                                                                        -------------       ------------
                           Assets                                        (UNAUDITED)
Cash and due from banks ............................................... $   4,017,458       $  5,617,359
Federal funds sold ....................................................     2,537,000          5,966,000
Securities available-for-sale .........................................     4,480,344          4,753,962
Securities held-to-maturity ...........................................     3,533,025                  0

Loans .................................................................    50,638,472         41,989,950
Less allowance for loan losses ........................................     1,414,565          1,274,285
                                                                        -------------        -----------
         Loans, net ...................................................    49,223,907         40,715,665

Premises and equipment ................................................     1,612,551          1,613,025
Other assets ..........................................................     1,173,893            914,391
                                                                        -------------        -----------

         Total assets ................................................. $  66,578,178       $ 59,580,402
                                                                        =============       ============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ....................................... $  10,786,437       $ 12,695,085
     Interest-bearing demand ..........................................    12,722,675         11,707,125
     Savings ..........................................................     2,206,630          1,973,434
     Time, $100,000 and over ..........................................    11,525,958          9,252,893
     Other time .......................................................    23,004,652         18,671,816
                                                                        -------------       ------------
         Total deposits ...............................................    60,246,352         54,300,353

Notes payable to directors ............................................       500,000            500,000
Advances from Federal Home Loan Bank ..................................        60,000             65,000
Other .................................................................     1,166,872            771,509
                                                                        -------------       ------------

         Total liabilities ............................................    61,973,224         55,636,862


Commitments and contingent liabilities
Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 416,636 shares issued and
         Outstanding ..................................................       416,636            411,173
     Capital surplus ..................................................     3,708,875          3,659,708
     Treasury Stock ...................................................        (9,000)                 0
     Retained earnings (deficit) ......................................       534,443           (141,341)
     Unrealized gains on available-for-sale securities,
         Net of applicable deferred income taxes ......................       (46,000)            14,000
                                                                        -------------       ------------

         Total stockholders' equity ...................................     4,604,954          3,943,540
                                                                        -------------       ------------
         Total liabilities and stockholders equity .................... $  66,578,178       $ 59,580,402
                                                                        =============       ============




                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                        1999               1998              1999               1998
                                     ----------         ----------        ----------         ----------
Interest income
     Loans ......................... $1,213,395         $  923,870        $3,431,755         $2,626,220
     Taxable securities ............    112,887             67,533           265,559            226,097
     Federal funds sold ............     55,584             54,882           179,373            121,137
                                     ----------         ----------        ----------         ----------
         Total interest income .....  1,381,866          1,046,285         3,876,687          2,973,454

Interest expense
     Deposits ......................    577,230            441,925         1,604,351          1,228,615
     Federal funds purchased .......          0                  0                 0              2,282
     Advances from FHLB ............      1,057              1,233             3,267             19,009
     Stockholder loan ..............      9,069              9,688            26,038             28,438
                                     ----------         ----------        ----------         ----------
         Total interest expense ....    587,356            452,846         1,633,656          1,278,344

         Net interest income .......    794,510            593,439         2,243,031          1,695,110
Provision for loan losses ..........          0                  0                 0                  0
                                     ----------         ----------        ----------         ----------
         Net interest income after
            provision for loan losses   794,510            593,439         2,243,031          1,695,110

Other income
     Service charges on
        deposit accounts ...........    135,408            124,945           375,306            324,741
     Insurance commissions .........      8,090              7,466            29,934             18,785
     Mortgage origination income ...      2,074             10,410            30,099             37,390
     Other operating income ........     28,417             23,651            67,265             58,918
                                     ----------         ----------        ----------         ----------
         Total other income ........    173,989            166,472           502,604            439,834

Other expenses
     Salaries and employee benefits     313,916            266,538           949,559            758,182
     Equipment expenses ............     41,356             44,996           122,523            116,190
     Occupancy expenses ............     27,816             30,733            82,812             75,535
     Advertising ...................     10,102             12,175            33,708             25,992
     Audit and Accounting ..........     18,000             17,000            50,239             68,012
     Data Processing ...............     21,740             28,071            65,221             73,511
     Printing and office supplies ..     25,502             14,636            51,070             52,548
     Other operating income ........    142,399             94,933           325,719            280,821
                                     ----------         ----------        ----------         ----------
         Total other expenses ......    600,831            509,082         1,680,851          1,450,791

        Income before income taxes .    367,668            250,829         1,064,784            684,153

Income tax expense .................    132,200             99,000           389,000            246,100
                                     ----------         ----------        ----------         ----------

         Net income ................ $  235,468         $  151,829        $  675,784         $  438,053
                                     ==========         ==========        ==========         ==========

Earnings per common and common
         equivalent share .......... $  0.57            $  0.37           $  1.62            $  1.07
                                     =======            =======           =======            =======




                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                       UNREALIZED
                                                                                     GAINS (LOSSES)
                                                                                      ON SECURITIES
                        COMMON STOCK         ADDITIONAL      RETAINED                   AVAILABLE-
                   NUMBER OF       PAR         PAID IN       EARNINGS       TREASURY     FOR-SALE
                    SHARES        VALUE        CAPITAL       (DEFICIT)       STOCK      NET OF TAX          TOTAL
                  ----------    ----------    ----------    ----------    ----------    ----------        ----------
Balance,
December 31, 1997 .. 405,710    $  405,710    $3,610,541    $ (743,019)   $        0     $   9,966        $3,283,198

Net income (loss) ..       0             0             0       438,053             0             0           438,053

Stock options
 exercised .........   5,463         5,463        49,167             0             0             0            54,630

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax ......       0             0             0             0             0         5,034             5,034
                  ----------    ----------    ----------    ----------    ----------    ----------        ----------

Balance,
September 30, 1998
(unaudited) ........ 411,173    $  411,173    $3,659,708    $ (304,966)   $        0    $   15,000        $3,780,915
                  ==========    ==========    ==========    ==========    ==========    ==========        ==========

Balance,
December 31, 1998 .. 411,173    $  411,173    $3,659,708    $ (141,341)   $        0    $   14,000        $3,943,540

Net income (loss) ..       0             0             0       675,784             0             0           675,784

Stock options
  exercised ........   5,463         5,463        49,167             0             0             0            54,630

Purchase 500 shares
   of stock for the
   treasury ........       0             0             0             0        (9,000)            0            (9,000)

Net change in unrealized
   losses on securities
   available-for-sale,
   net of tax ......       0             0             0             0             0       (60,000)          (60,000)
                  ----------    ----------    ----------    ----------    ----------    ----------        ----------

Balance,
September 30, 1999
(unaudited) ........ 416,636    $  416,636    $3,708,875    $  534,443    $   (9,000)   $  (46,000)       $4,604,954
                  ==========    ==========    ==========    ==========    ==========    ==========        ==========



















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              1999              1998
                                                                           ----------        ----------
Operating Activities:
   Net Income (Loss) ..................................................... $  675,784        $  438,053
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ........................................................    107,357            99,777
     Provision for loan losses ...........................................          0                 0
     Provision for deferred income taxes .................................          0           246,100
   Change in assets and liabilities:
     (Increase) Decrease in accrued interest receivable ..................   (229,239)          (13,103)
      Increase (Decrease) in accrued interest payable ....................     59,983           (12,871)
      Increase (Decrease) in income taxes payable ........................    262,180                 0
      Other prepaids, deferrals and accruals, net ........................     55,146           447,117
                                                                           ----------        ----------
   Net cash provided (used) by operating activities ......................    931,211         1,205,073
                                                                           ----------        ----------

Investing Activities:
     Capital expenditures ................................................   (106,883)          (60,024)
     Net (increase) decrease in loans .................................... (8,508,242)       (5,841,366)
     Proceeds from maturity of available-for-sale securities .............  3,159,700         3,496,660
     Purchase of available-for-sale securities ........................... (2,968,429)       (1,250,000)
     Purchase of held-to-maturity securities ............................. (3,531,887)                0
     (Increase) decrease in Federal funds sold ...........................  3,429,000        (4,262,000)
     Increase (decrease) in Federal funds purchased ......................          0          (430,000)
                                                                           ----------        ----------
Net cash provided (used) by investing activities ......................... (8,526,741)       (8,346,730)
                                                                           -----------       -----------

Financing Activities:
     Increase (Decrease) in time deposits ................................  6,605,901         4,005,106
     Increase (Decrease) in other deposits ...............................   (659,902)        1,886,902
     Repayment of advances from Federal Home Loan Bank ...................     (5,000)       (1,005,000)
     Proceeds from issuance of common stock ..............................     54,630            54,630
                                                                           ----------        ----------
   Net cash provided (used) by financing activities ......................  5,995,629         4,941,638
                                                                           ----------        ----------

Net increase (decrease) in cash and cash equivalents ..................... (1,599,901)       (2,200,019)

Cash and Cash Equivalents at Beginning of Year ...........................  5,617,359         4,924,600
                                                                           ----------        ----------

Cash and Cash Equivalents at End of Year ................................. $4,017,458        $2,724,581
                                                                           ==========        ==========

Supplemental Disclosures of Cash Flow Information Cash paid (received)during the year for:
   Interest .............................................................. $1,573,673        $1,291,215

   Income taxes ..........................................................   $142,710                $0

Schedule of Non-Cash Investing and Financing Activities
Total increase (decrease) in unrealized (losses) gains on
   Securities available-for-sale .........................................   $(60,000)           $5,034






                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of  management,  all  adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results  for the nine  months  ended  September  30,  1999  are not  necessarily indicative of the results that may be expected for the year ending  December 31,
1999. For further  information,  refer to the consolidated  financial statements and footnotes  there to included in the Company's  annual report to stockholders for the year ended December 31, 1998.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $675,784 for the nine months ended September 30, 1999 compared to $438,053 for the nine months ended September 30, 1998. Net interest income after provision for loan losses was $2,243,031 and $1,695,110 for the nine months ended September 30, 1999 and 1998, respectively. The provision for loan losses was $0 for the nine months ended September 30, 1999 and 1998. Non-interest income totaled $502,604 and $439,834 for the nine months ended September 30, 1999 and 1998, respectively. Non-interest expenses totaled $1,680,851 and $1,450,791 for the nine months ended September 30, 1999 and 1998, respectively.

The following table summarizes the results of operations of the Company for the nine month period ended September 30, 1999 and 1998.

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           1999            1998
                                                                         --------        --------
                                                                              (IN THOUSANDS)

Interest income .......................................................  $  3,877        $  2,973
Interest expense ......................................................    (1,634)         (1,278)
                                                                         --------        --------
Net interest income ...................................................     2,243           1,695
Provision for loan losses .............................................        (0)             (0)
Noninterest income ....................................................       503             440
Noninterest expense ...................................................    (1,681)         (1,451)
                                                                         --------        --------
Income before taxes ...................................................     1,065             684
Income taxes ..........................................................      (389)           (246)
                                                                         --------        --------
Net income (loss) .....................................................  $    676        $    438
                                                                         ========        ========


Interest Income

Total interest income increased approximately $904,000 for the nine months ended
September 30, 1999 compared to the nine months ended September 30, 1998.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $34.4 million for the nine months ended September 30, 1998 to approximately $46.5 million for the nine months ended September 30, 1999. The effect of this change increased interest income earned on the loan portfolio from approximately $2,626,000 for the nine months ended September 30, 1998 to approximately $3,342,000 for the nine months ended September 30, 1999, an increase of $716,000.

Interest earned on taxable  investment  securities  increased from approximately
$226,000 for the nine months ended September 30, 1998 to approximately  $266,000 for the nine months  ended  September  30,  1999,  an increase of $40,000.  This increase  was from the effect of an increase in the average  taxable  investment portfolio  balance  from  approximately  $5 million  for the nine  months  ended
September  30,  1998 to  approximately  $6  million  for the nine  months  ended
September 30, 1999.








Interest earned on federal funds sold increased from approximately $121,000 for the nine months ended September 30, 1998 to approximately $179,000 for the nine months ended September 30, 1999, an increase of $58,000. This increase was from the effect of an increase in the average federal funds sold balance from approximately $3 million for the nine months ended September 30, 1998 to approximately $4.9 million for the nine months ended September 30, 1999.

Interest Expense

Total  interest  expense  increased  approximately  $355,000 for the nine months ended  September 30, 1999 compared to the nine months ended  September 30, 1998.
This  increase  is  attributed  to  the  factors   explained  in  the  following
information.

Interest  expense on  interest-bearing  deposits  increased  from  approximately
$1,229,000  for the  nine  months  ended  September  30,  1998 to  approximately
$1,604,000 for the nine months ended September 30, 1999, an increase of $355,000. This increase was from the effect of an increase in the average balance of interest-bearing deposits from approximately $33.2 million for the nine months ended September 30, 1998 to approximately $44.9 million for the nine months ended September 30, 1999.

At September 30, 1999,  the Bank had advances from the Federal Home Loan Bank of
$60,000 at an average rate of 6.99%. Interest expense incurred for the nine months ended September 30, 1998 totaled approximately $19,000 and approximately
$3,000 for the nine months ended September 30, 1999.

The Company also had interest expense during the nine months ended September 30, 1999 of approximately $26,000 on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in an average rate during the period of 6.93%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal  components of noninterest income for the nine month periods ended September 30, 1999 and 1998.
                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   1999             1998
                                                                                  ------           ------
Service charges on deposit accounts ............................................. $  376           $  324
Insurance Commissions ...........................................................     30               19
Mortgage origination income .....................................................     30               37
Gain (loss) on sale of securities ...............................................      0                0
Other operating income ..........................................................     67               59
                                                                                  ------           ------

         Total noninterest income ............................................... $  503           $  440
                                                                                  ======           ======

Service charges on deposit accounts for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, increased approximately
$52,000. This increase was related primarily to a increase in NSF fees and transaction deposit account activity. All other income totaled approximately
$127,000 and $115,000 for the nine months ended September 30, 1999 and 1998, respectively.







Noninterest Expenses

The following table presents the principal components of noninterest expenses for the nine month periods ended September 30, 1999 and 1998.

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   1999             1998
                                                                                  ------           ------
Salaries and employee benefits .................................................. $  949           $  758
Equipment expenses ..............................................................    123              116
Occupancy expenses ..............................................................     83               76
Advertising .....................................................................     34               26
Audit and accounting ............................................................     50               68
Data processing .................................................................     65               73
Printing and office supplies ....................................................     51               53
Other operating expenses ........................................................    326              281
                                                                                  ------           ------

         Total noninterest expense .............................................. $1,681           $1,451
                                                                                  ======           ======

Noninterest expenses for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, increased approximately $230,000.
Salaries and employee benefits increased approximately $211,000 for the nine months ended September 30, 1999 as compared to the nine months ended September
30,1998. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses only increased by approximately $19,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase is primarily attributable to an increase in equipment and occupancy costs, as well as an increase in advertising expenditures.

Provision for Loan Losses

The provision  for loan losses for the nine months ended  September 30, 1999 and
1998 was $0. The  balance of the  allowance  for loan  losses was  approximately
$1,415,000  (approximately 2.79% of outstanding loans) at September 30, 1999 and approximately $1,274,000 (approximately 3.03% of outstanding loans) at September
30,  1998.  Actual net of  recoveries  of charged  off loans were  approximately
$140,000 for the nine months ended September 30, 1999 and approximately $115,000
for  the  nine  months  ended  September  30,  1998.   Non-accrual   loans  were
approximately  $256,000 at September 30, 1999, compared to $498,000 at September
30, 1998. In determining an adequate level of loan loss reserve, such loans were included in such consideration.

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

Income Taxes

The provision for income taxes reflected an effective rate of 36% for the nine months ended September 30, 1999.




Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately  $66.6  million at  September  30,  1999 and  approximately  $59.6 million at December  31,  1998.  Representing  an increase of  approximately  $7 million.  During the nine months ended  September  30,  1999,  cash and due from banks  decreased  $1.6  million,  operations  generated  $.9  million,  deposits increased  by  $5.9  million,  Federal  funds  decreased  by $3.4  million,  and securities  available-for-sale  decreased by $.3. This provided $12.1 million of funds available which were used to increase held-to-maturity  securities by $3.5 million, and increase loans by $8.6 million.

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

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At
September 30, 1999, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                       To Be Well
                                                               For Capital          Capitalized Under
                                                                Adequacy            Prompt Corrective
                                     Actual                     Purposes            Action Provisions
                              ---------------------    -----------------------    ----------------------
                              Amount          Ratio    Amount            Ratio    Amount           Ratio
                              ------          -----    ------            -----    ------           -----
                                                        (Dollars in thousands)

As of September 30, 1999
Total Capital
(to Risk Weighted Assets) ... $5,662         12.08%    $3,749               8%    $4,687             10%
Tier 1 Capital
(to Risk Weighted Assets) ... $5,066         10.81%    $1,875               4%    $2,812              6%
Tier 1 Capital
(to Average Assets) ......... $5,066          7.61%    $2,663               4%    $3,328              5%

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












The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At September 30, 1999, the Company's cash and due from banks were approximately $4 million and its federal funds sold were  approximately  $2.5 million.  All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately
$7.9  million  at  September  30,  1999,  can  also be  used  to meet  liquidity requirements,  to the extent the investments  are not pledged.  At September 30,
1999, the market value of pledged securities was $3.3 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $60,000 at September 30, 1999, at an average rate of 6.99%.

Impact of the Year 2000

Based on past  assessments,  the Bank determined that it was required to modify, upgrade, and or replace some portions of its internal software and hardware,  so that its computer  systems will properly utilize dates beyond December 31, 1999.
The Bank's main core software is a Kirchman  Dimension 3000 product and has been externally and internally tested and certified to be year 2000 compliant.  As of
September  30,  1999,  the  Bank  has  substantially  completed  its  year  2000 remediation  program,  has secured  substantially all required  resources and is substantially complete in its internal year 2000 efforts.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

     Exhibit No.
           27.1                                      Financial Data Schedule

(B) Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     September 30, 1999.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      FNC BANCORP, INC.
                                                     (Registrant)


Date November 12, 1999                               By/s/ Jeffrey W. Johnson
     ------------------                              ------------------------

                                                     Jeffrey W. Johnson
                                                     President and CEO


                                     PAGE 13

