Form 10KSB
period 1999-12-31
FNC BANCORP INC
filed 2000-03-24
CIK 868573

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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

                      Common Stock, Par Value $1 Per Share

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended December 31, 1999 were $6,002,548.

As of March 1, 2000, registrant had outstanding 416,136 shares of common stock, $1 par value per share, which is registrant's only class of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not known.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

     FNC Bancorp, Inc. was incorporated as a Georgia business corporation on September 19, 1990, to serve as a bank holding company for First National Bank of Coffee County. The Bank began operations on September 23, 1991, and is the sole subsidiary of the Company.

     The Company's offices are located at 420 South Madison Avenue, Douglas, Georgia and its telephone number is (912) 384-1100. The Company maintains its offices at the office of First National Bank of Coffee County at this address.

     The Company's principal business is the ownership and management of the Bank. The Company was organized to facilitate the Bank's ability to serve its current and future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional capital to the Bank. For example, we may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital.

The Bank

General

On August 15, 1990, the Organizers of the Company and the Bank filed an application with the Office of the Comptroller of the Currency to charter the Bank as a national banking association under the name "First National Bank of Coffee County" to conduct business in Douglas, Coffee County, Georgia and the surrounding area. The Organizers of the Company and the Bank were Robert L. Cation, Milton G. Clements, William C. Ellis, Jr., Ralph G. Evans, A. Curtis Farrar, Jr., Norman E. Fletcher and Timothy J. Palmer. The Bank was authorized to commence its banking business by the OCC issuing a national bank charter for the Bank. Operations commenced on September 23, 1991. The OCC granted preliminary approval of the application on December 14, 1990. Final approval of the application was subject to, among other conditions, capitalization of the Bank at a minimum of $3,500,000 prior to the Bank opening for business.

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

Philosophy and Strategy

     The Bank serves as a community bank in a market dominated by large regional banks. The philosophy and strategy of the Bank is to emphasize its local ownership and management and its prompt and responsive personal service in order to attract customers and acquire a market share now controlled by other financial institutions in the Bank's market area. Most of the shares sold in the Company's public offering were sold in the Coffee County area, and this local ownership has helped to provide an immediate customer base. The Bank's President and the other Organizers also have significant contacts in Coffee County, which has provided additional customers and is expected to continue to do so.

     The Bank's strategy is to attract as customers small to medium-size manufacturing, retail, professional and industrial businesses as well as middle- to upper-income consumers and professionals. These customers typically provide a higher level of profitability and a lower degree of risk than do customers of the larger banks and are prime customers of smaller banks. As more and more small banks are merged out of existence, the opportunities to fill the void created by these mergers are enhanced for small de novo banks that have both adequate capital resources and experienced management. The Bank's President has experience in servicing these types of customers at other financial institutions and uses that experience to continue to provide services to these types of customers. See "Item 10. Directors and Executive Officers of the Registrant." Management of the Bank also has an active officer and director call program to describe the products, services and philosophy of the Bank to both existing and prospective customers.

Market Area

     The Bank's primary service area is Coffee County, Georgia, and the Bank is located in Douglas, the county seat and largest city in the county. The Bank's secondary service area includes the surrounding areas of Atkinson, Bacon, Ben Hill, Berrien, Irwin, Jeff Davis and Ware Counties. Access to the area is provided by U.S. Highways 441 and 221 and State Highways 135 and 158, all intersecting in Douglas. Douglas also has access to four interstate highway systems, I-10, I-16, I-75, and I-95, all within 100 miles of the city. The area is comprised of a diversified mix of commercial, retail, industrial, agricultural and residential areas.

     Population in Coffee County was approximately 29,592 in 1990 and was estimated at 34,298 in 1998, an increase of almost 16% in eight years. The population is projected to be 35,880 by 2001. The population is well distributed by age and is slightly more than 51% female. The median age of the population is
32.2 years.

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

Deposits. The Bank offers a wide range of commercial and consumer deposit services that are typically available in most banks and savings institutions, including interest bearing and noninterest-bearing checking accounts, money market checking accounts, negotiable order of withdrawal ("NOW") accounts and savings and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. In addition, retirement accounts such as Individual Retirement Accounts are available. All depositors are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. The Bank's depositors consist of individuals, businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation and advertisement in the local media. The Bank pays competitive interest rates on time and savings deposits and has a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

Other Services. The Bank provides other services such as official bank checks and money orders, MasterCard and Visa credit cards, safe deposit boxes, travelers' checks, bank by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, wire transfer of funds, a night depository and ATM access. The Bank also provides an array of personalized banking services to middle- to upper-income individuals, with emphasis on knowledge of the individual financial needs and objectives of these customers and timely response. The Bank seeks to promote long-term relationships with these types of customers.

Correspondent Banking

     Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank has correspondent banking relationships with larger commercial banks for investments, liquidity, federal funds lines, loan participation, check clearing services and consulting services. These include Bankers Bank (Atlanta, Georgia), Regions Bank (Gainesville, Georgia) and SunTrust Bank (Atlanta, Georgia), Federal Reserve Bank (Atlanta, Georgia), and Federal Home Loan Bank (Atlanta, Georgia).

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

     The Bank has established policies and procedures designed to ensure that an acceptable asset/liability mix is monitored on a timely basis, with a report reflecting the interest-sensitive liabilities being prepared and presented to the Bank's Asset/Liability Committee on a quarterly basis. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

     The Bank has developed an internal lending policy for the Bank, including appropriate lending limits for each officer of the Bank based upon such criteria as the experience of the individual officer. Management has appropriate procedures pertaining to lending and has established a lending limit above which the approval of the Board of Directors is required. Additionally, the Bank is subject to certain statutory requirements which generally provide that the Bank may grant loans and extensions of credit that are not fully secured to a single borrower up to $1,011,000 (15% of the Bank's unimpaired capital and surplus). The Bank also may grant additional loans and extensions of credit to a single borrower up to $674,000 (10% of the bank's unimpaired capital and surplus), provided such additional loans and extensions of credit are fully secured by readily marketable collateral.

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

Competition

     Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services and the degree of expertise and the personal manner in which services are offered. In Coffee County, other than the Bank, there are branches of six regional banks. These include SunTrust Bank, SouthTrust Bank, First Liberty Bank, Citizens Security Bank, Southeastern Bank and Colony Bank Southeast. The Bank encounters competition from most of these financial institutions. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.

     Many of the Bank's competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank currently does not provide. Moreover, many of these competitors have numerous branch offices and other facilities in the PSA, a competitive advantage that the Bank initially does not have. Nevertheless, in evaluating the competition in the PSA, the management and the Board of Directors believe that there will be sufficient growth in banking activities for all of these institutions, including the Bank, to be successful, based in part on an average annual growth of approximately 5.1% in commercial bank deposits in the PSA over the last four years. Furthermore, management and the Board of Directors believe that the extensive banking experience and contacts in the PSA of its President and the other board members will enable the Bank to compete effectively without offering unusually high interest rates for deposits or unusually low interest rates for loans. The Bank's relatively small size permits it to offer more personalized service than its competitors, which is expected to provide the Bank with a competitive advantage.
Employees

     At December 31, 1999, the Bank employed 35 full-time employees. The Company has no employees. Holding company duties are performed by bank employees and where such duties are significant, related compensation and benefit costs are allocated to and reimbursed by the holding company. The Bank considers its relationship with its employees to be good. To the extent possible, the Bank employs persons experienced in the banking profession and persons who are natives or long time residents of the Coffee County area.

Supervision and Regulation

     Both the Company and the Bank are subject to extensive state and Federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

The Company

     As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") pursuant to the federal Bank Holding Company Act (the "BHCA") and by the Georgia Department of Banking and Finance (the "Georgia Department") pursuant to the Georgia Bank Holding Company Act (the "GBHCA").

     The Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve also may make examinations of the Company and the Bank.

     The Federal Reserve has established a risk-based and leverage measure of capital adequacy for bank holding companies that is similar to that adopted by the OCC for banks.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     The Federal Reserve has enforcement powers over bank holding companies and nonbanking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease-and-desist orders or other actions. The Federal Reserve also is empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties.

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

     Under Section 106(b) of the Bank Holding Company Act Amendments of 1970 (12 U.S.C. S 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company, the Bank or any other subsidiary of the Company, (ii) refrain from obtaining any property, credit or service from any competitor of the Company, the Bank or any subsidiary of the Company or (iii) furnish any credit, property or service to the Company, the Bank or any subsidiary of the Company.

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

     On   November   12,   1999,   President   Clinton   signed   into  law  the
Gramm-Leach-Bliley Act (the "GLB Act"), which significantly changed the regulatory structure and oversight of the Company and the Bank. The GLB Act revises the Bank Holding Company Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a "financial holding company", to engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies by allowing bank holding companies to engage in activities such as securities underwriting and the underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" rating under the Community Reinvestment Act.

     The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the FRB, while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws that restrict the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. The GLB Act also removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, as amended, amends the Investment Company Act of 1940, as amended, with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940, as amended, to require registration of banks that act as investment advisers to mutual funds.

     The provisions of the GLB Act relating to financial holding companies will become effective 120 days after its enactment, or about March 15, 2000, excluding the federal preemption provisions, which became effective on the date of enactment. In January 2000, the FRB and the OCC each issued interim and proposed rules governing the application process for becoming a financial holding company or subsidiary of a financial holding company. Additional regulations are expected from the FRB and the OCC during the year 2000 for the implementation of the GLB Act.

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

     The  BHCA,  as  amended  by  the  interstate   banking  provisions  of  the
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act", repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, and a bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire a Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also provides that, after June 1, 1997, national and state chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" (which Georgia has done) and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

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

     The FDIC currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank will pay a semi-annual statutory assessment and will be subject to the rules and regulations of the FDIC. The FDIC has the authority to prevent the continuance or development of unsound and unsafe banking practices. The FDIC is also authorized, among other things, to approve conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and uninsured banks or institutions, and to prevent capital or surplus diminution in such transactions where the resulting, continuing, or assumed bank is an insured nonmember state bank. The FDIC premium rate is set by the Financial Institutions Reform Recovery and Enforcement Act ("FIRREA"). FIRREA primarily affects the regulation of savings associations and savings and loan holding companies rather than the regulation of commercial banks and bank holding companies. However, FIRREA does contain certain provisions affecting banks and bank holding companies, including without limitation, provisions affecting deposit insurance premiums, thrift acquisitions, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violation of banking statutes, regulations and orders.

     In 1991, the Federal Deposit Insurance Corporation  Improvement Act of 1991
(Act) was enacted. The Act affects all federally insured banks, savings banks and thrifts. The Act contains a $70 billion recapitalization of the Bank Insurance Fund (BIF) by significantly increasing the amount that the FDIC can borrow from the Treasury. The FDIC must assess premiums that are sufficient to give the BIF reserves of $1.25 for each $100 of insured deposits. Additional significant provisions of the Act include: requiring prompt corrective action by regulators if minimum capital standards are not met; establishing early intervention procedures for "significantly" undercapitalized (to be defined by the FDIC) institutions; limiting FDIC reimbursement of uninsured deposits when large banks fail; requiring an annual regulatory examination; and imposing auditing and accounting requirements, including management and auditor reporting on internal controls over financial reporting and on compliance with laws and regulations.

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

     Similar to the Federal Reserve's capital requirements applicable to the Company, the OCC has issued risk-based capital rules requiring (i) at least 50% of a national bank's total capital to consist of common and certain other equity capital; (ii) assets and off balance sheet items to be weighted according to risk; (iii) Tier 1 capital to equal or exceed 4% of total assets (see below); and (iv) the total capital to risk-weighted assets ratio to be 8%.

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

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

     Under the prompt corrective action provisions an institution that (i) has a Total Risk-Based Capital Ratio of 10% or greater, a Tier 1 Risk-Based Capital Ratio of 6% or greater, and a Leverage Ratio of 5% or greater and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking regulator is deemed to be well capitalized. An institution with a Total Risk-Based Capital Ratio of 8% or greater, a Tier 1 Risk-Based Capital Ratio of 4% or greater, an a Leverage Ratio of 4% or greater is considered to be adequately capitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 8%, a Tier 1 Risk-Based Capital Ratio of less than 4%, or a Leverage Ratio of less than 4% is considered to be undercapitalized. A depository institution that has a Total Risk-Based Capital Ratio of less than 6%, a Tier 1 Risk-Based Capital Ratio of less than 3%, or a Leverage Ratio of less than 3%, is considered to be significantly undercapitalized, and an institution that has a tangible equity capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalized category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

     At December 31, 1999, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion financing corporation bonds issued in the late 1980's as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Safety and Soundness Standards

     The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

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

Community Reinvestment Act

     The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

- The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

- The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

- The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

- The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

- The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

- The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Bank are subject to:

- The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     At December 31, 1999, the Company was in the process of constructing an annex to the main office. Commercial lending and, potentially, personal banking and insurance services will be located in the annex. The total cost to complete construction, landscape, furnish and equip the new facility is estimated to be approximately $635,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

        (a) There currently is no public market for the Common Stock.
        (b) As of March 1, 2000, there were approximately 360 holders of record of the Common Stock.
        (c) The Company has never declared or paid a cash dividend but expects to do so in the future. The payment of dividends by national banks is restricted by statute and regulation. See "Item 1.
            Description  of  Business  -  Supervision  and Regulation."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

     The Company's 1999 Annual Report on Form 10-KSB contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated result will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company; state and Federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. The words "believe", "expect", "anticipate", "project" and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company's current and subsequent filings with the Securities and Exchange Commission.

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

Results of Operations For Years Ended December 31, 1999 and 1998

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

     The Company's net interest margin decreased 17 basis points, or 3.23%, to 5.10% in 1999, as compared to 5.27% in 1998. The yield on average interest-earning assets decreased 46 basis points, or 4.97%, to 8.80% in 1999, as compared to 9.26% in 1998. The interest rate paid on average interest-bearing liabilities decreased 22 basis points, or 4.41%, to 4.77% in 1999, as compared to 4.99% in 1998. Net interest income on a taxable-equivalent basis was $3,093,000 in 1999 as compared to $2,339,000 in 1998, representing an increase of $754,000 or 32.24%. The decrease in the yield on interest-earning assets offset by a decrease in the rate paid on interest-bearing liabilities resulted in a decrease in net interest income of $240,000. This decrease in net interest income due to a change in rates was offset by an increase of $994,000 generated on an increase in volume of interest-earning assets over interest-bearing liabilities in 1999.

     Average interest-earning assets increased $16,197,000, or 36.46%, to $60,615,000 in 1999 from $44,418,000 in 1998. Average loans increased
$13,546,000; average Federal funds sold increased $690,000; and average investments increased $1,961,000. The increase in average interest-earning assets was accompanied by an increase of $14,311,000, or 32.84%, in average deposits to $57,889,000 in 1999 from $43,578,000 in 1998. Approximately 20% of the average deposits were noninterest-bearing deposits in 1999 and 1998.

     Average total assets increased $15,227,00 or 31.25% to $63,954,000 in 1999 as compared to $48,727,000 in 1998. Loan demand was much stronger in 1999 than in 1998 as evidenced by average loan to deposit ratio of 85.02% in 1999 as compared to 81.85% in 1998.

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

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. Based upon management's evaluation of the loan portfolio and the potential loan risk associated with specific loans and selected loan categories, management determined that no provision was required to be charged to earnings in 1999 or in 1998. The allowance for loan losses as a percentage of total loans outstanding amounted to 2.63% at December 31, 1999 as compared to 3.03% at December 31, 1998. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

     Following is a comparison of noninterest income for the years ended December 31, 1999 and 1998.

                                                                                                         Increase
                                                                            1999            1998         (Decrease)
                                                                      --------------- --------------- ---------------

            Service charges on deposit accounts                       $      524,000  $      447,000  $       77,000
            Other commissions and fees                                        37,000          26,000          11,000
            Origination fees on mortgage loans                                34,000          46,000         (12,000)
            Other                                                             75,000          70,000           5,000
                                                                      --------------- --------------- ---------------

                                                                      $      670,000  $      589,000  $       81,000
                                                                      =============== =============== ===============

     Total noninterest income increased $81,000, or 13.75%, in 1999. However, as a percentage of average assets, noninterest income decreased from 1.21% in 1998 to 1.05% in 1999, a 13.22% decrease. The increase in service charges on deposit accounts of $77,000, or 17.23%, is attributable to an increase of approximately $6,573,000, or 35.28%, in average demand deposits and savings in 1999. Other commissions and fees increased $11,000, or 42.31%, due to volume. Origination fees on mortgage loans decreased $12,000, or 26.09%, in 1999. The Bank funded and retained more new mortgages in 1999, as opposed to originating them for other financial institutions. Other income increased $5,000 in 1999, which is net of $28,000 in nonrecurring loan referral fees earned in 1998. The gross increase of $33,000 in other income is comprised of an $8,000 increase in ATM and debit card fees, gains on ORE transactions, and other miscellaneous income items.

     Following is an analysis of noninterest expense for the years ended December 31, 1999 and 1998.


                                                                                                            Increase
                                                                          1999              1998           (Decrease)
                                                                    -----------------  ---------------- -----------------

             Salaries and employee benefits ....................... $      1,251,000   $       992,000  $        259,000
             Equipment and occupancy ..............................          279,000           261,000            18,000
             Data processing ......................................           89,000           106,000           (17,000)
             Printing and office supplies .........................           72,000            67,000             5,000
             Legal and professional ...............................           80,000           101,000           (21,000)
             Advertising and business development .................           68,000            40,000            28,000
             Training and travel ..................................          148,000            78,000            70,000
             Other ................................................          334,000           336,000            (2,000)
                                                                    -----------------  ---------------- -----------------

                                                                    $      2,321,000   $     1,981,000  $        340,000
                                                                    =================  ================ =================

     Total noninterest expense increased $340,000, or 17.16%, in 1999. However, as a percentage of average assets, noninterest expense decreased 10.81% from 4.07% in 1998 to 3.63% in 1999. Salaries and employee benefits increased $259,000, or 26.11%, due to an increase in Bank personnel and lending officers from 28 employees as of December 31, 1998 to 35 employees as of December 31, 1999, a 25% increase. Equipment and occupancy expenses increased $18,000, or 6.90%, in 1999 due for the most part to increased depreciation on new equipment and an increase in utility costs. Data processing costs were $17,000 less than in 1998. In 1998, the Bank spent an additional $24,000 in upgrading software and other costs in preparation for the Year 2000. Legal and professional fees decreased $21,000, or 20.79%, in 1999 due to a decrease in accounting and auditing fees. Advertising and business development increased $28,000, or 70%, due to an increase in advertising in the media and in various promotions for Bank customers. Travel and training costs increased $70,000, or 89.74%, in 1999. Most of this increase relates to $60,000 paid to a consulting team from the Bank's core software provider to perform an operational efficiency review and to provide needed training and operational procedures for Bank personnel.

 Liquidity and Capital Resources

     Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Bank to meet those needs. The Company and the Bank seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to obtain advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had an outstanding advance from the Federal Home Loan Bank of Atlanta of $55,000 at December 31, 1999 at a rate of 6.99%. The Bank also has the ability to borrow and purchase Federal funds from other financial institutions on a short-term basis, if needed.

     The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 1999 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company and the Bank were aware of no events or trends likely to result in a material change in their liquidity. During 1999, the Company increased its capital by retaining earnings of $925,000 and by $55,000 from proceeds upon exercise of stock options. In addition, the Company reduced capital by purchasing 500 shares of common stock amounting to $9,000 for the treasury. After recording a decrease in capital of $63,000 for unrealized losses on securities, net of taxes, total capital increased $908,000 to $4,852,000 from $3,944,000 at December 31, 1998.

     At December 31, 1999, the Company was in process of completing the construction of an annex to its main office. The estimated cost to complete construction, landscape, furnish and equip the new facility is approximately $635,000. No other major capital expenditures are planned for 2000.

     In accordance with risk capital guidelines issued by the Federal Reserve Board, the Company is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain
"core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

     The following table summarizes the regulatory capital levels of the Company at December 31, 1999.

                                                      Actual                     Required                     Excess
                                             -------------------------   -------------------------   -------------------------
                                               Amount       Percent         Amount      Percent         Amount      Percent
                                             -----------  ------------   -----------  ------------   -------------------------
                                                                          (Dollars in Thousands)
                                             ---------------------------------------------------------------------------------

              Leverage capital ............. $    4,901       7.66 %     $    2,558       4.00 %     $    2,343        3.66 %
              Risk-based capital:
               Core capital ................      4,901       9.98            1,964       4.00            2,937        5.98
               Total capital ...............      5,524      11.25            3,928       8.00            1,596        3.25

     The Bank also met its individual regulatory capital requirements at December 31, 1999.

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

                                                                Year Ended December 31,
                          ----------------------------------------------------------------------------------------------------
                                        1999                              1998                              1997
                          ---------------------------------  --------------------------------  -------------------------------
                                                                (Dollars in Thousands)
                          ----------------------------------------------------------------------------------------------------
                                      Interest    Average               Interest    Average               Interest   Average
                           Average     Income/     Yield/     Average    Income/     Yield/    Average    Income/     Yield/
                           Balance     Expense   Rate Paid    Balance    Expense   Rate Paid   Balance    Expense    Rate Paid
                          ----------- ----------  ---------  ---------- ----------  ---------  ---------  ---------  ---------
ASSETS
  Interest-earning assets:
   Loans, net of
      unearned interest . $   49,216  $   4,709     9.57 %   $  35,670  $   3,615    10.13 %   $ 27,336   $  2,698     9.87 %
   Investment securities:
    Taxable .............      6,682        389     5.82         4,806        291     6.05        8,291        511     6.16
    Nontaxable ..........         85          5     5.88             -          -        -            -          -        -
   Federal funds sold ...      4,632        231     4.99         3,942        206     5.23        3,128        173     5.53
                          ----------- ----------             ---------- ----------             ---------  ---------

        Total interest-
           earning assets     60,615      5,334     8.80        44,418      4,112     9.26       38,755      3,382     8.73
                          ----------- ----------             ---------- ----------             ---------  ---------

  Noninterest-earning
   assets:
   Cash .................      3,485                             3,009                            2,953
   Allowance for loan
      losses ............     (1,377)                           (1,244)                          (1,201)
      Unrealized gain
       on available
       for sale securities       (32)                                19                              (3)
      Other assets ......      1,263                             2,525                            2,985
                          -----------                        ----------                        ---------

        Total
        noninterest-
           earning assets      3,339                             4,309                            4,734
                          -----------                        ----------                        ---------

        Total assets .... $   63,954                         $  48,727                         $ 43,489
                          ===========                        ==========                        =========




                                                                Year Ended December 31,
                           ---------------------------------------------------------------------------------------------------
                                         1999                             1998                             1997
                           --------------------------------- -------------------------------- --------------------------------
                                                                 (Dollars in Thousands)
                           ---------------------------------------------------------------------------------------------------
                                       Interest    Average              Interest   Average                Interest   Average
                            Average     Income/    Yield/     Average   Income/     Yield/     Average    Income/     Yield/
                            Balance     Expense   Rate Paid   Balance   Expense   Rate Paid    Balance    Expense    Rate Paid
                           ----------- ---------- ---------- --------- ---------- ----------- ---------- ----------- ---------
LIABILITIES AND
   STOCKHOLDERS'
   EQUITY
   Interest-bearing liabilities:
   Savings and
      interest-bearing
      demand deposits .... $   13,736  $     369     2.69%   $    9,732 $    236     2.42%    $   8,198  $      227    2.77%
   Time deposits .........     32,686      1,831     5.60        24,948    1,478     5.92        22,259       1,280    5.75
   Other borrowings ......        569         41     7.21           881       59      6.7         2,275         139    6.11
                           ----------- ----------            --------------------             ---------- -----------
      Total
      interest-bearing
        liabilities ......     46,991      2,241     4.77        35,561    1,773     4.99        32,732       1,646    5.03
                           ----------- ----------            --------------------             ---------- -----------

   Noninterest-bearing
      liabilities and
      stockholders' equity:
      Demand deposits ....     11,467                             8,898                           7,190
      Other liabilities ..      1,122                               615                             458
      Stockholders' equity      4,374                             3,653                           3,109
                           -----------                       -----------                      ----------

      Total
      noninterest-bearing
        liabilities and
        stockholders'
        equity ...........     16,963                            13,166                          10,757
                           -----------                       -----------                      ----------

Total liabilities and
stockholders'
   equity ................ $   63,954                        $   48,727                       $  43,489
                           ===========                       ===========                      ==========

Interest rate spread .....                           4.03%                           4.27%                             3.70%
                                                  ==========                      ===========                        =========

Net interest income ......             $   3,093                        $  2,339                         $    1,736
                                       ==========                       =========                        ===========

Net interest margin ......                           5.10%                           5.27%                             4.48%
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

                                                                        Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                        1999 vs. 1998                             1998 vs. 1997
                                           ----------------------------------------  ----------------------------------------
                                                                        (Dollars in Thousands)
                                           ----------------------------------------------------------------------------------
                                             Increase         Changes Due To          Increase          Changes Due To
                                                         --------------------------                --------------------------
                                            (Decrease)        Rate        Volume     (Decrease)        Rate         Volume
                                           ------------- ------------- ------------  ------------  ------------  ------------
Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans ......... $      1,094  $      (279)  $     1,373   $       917   $        94   $       823
   Interest on securities:
      Taxable ............................           98          (16)          114         (220)           (5)         (215)
      Nontaxable .........................            5             -            5             -             -             -
   Interest on Federal funds .............           25          (11)           36            33          (12)            45
                                           ------------- ------------- ------------  ------------  ------------  ------------
        Total interest income ............        1,222         (306)        1,528           730            77           653
                                           ------------- ------------- ------------  ------------  ------------  ------------

Expense from interest-bearing liabilities:
   Interest on savings and interest-
      bearing demand deposits ............          133            36           97             9          (33)            42
   Interest on time deposits .............          353         (105)          458           198            43           155
   Interest on other borrowings ..........         (18)             3         (21)          (80)             5          (85)
                                           ------------- ------------- ------------  ------------  ------------  ------------
        Total interest expense ...........          468          (66)          534           127            15           112
                                           ------------- ------------- ------------  ------------  ------------  ------------

             Net interest income ......... $        754  $      (240)  $       994   $       603   $        62   $       541
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

     As of December 31, 1999, the Company's cumulative one-year interest rate sensitivity gap ratio was 75%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. However, management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the Company's net interest income. In addition, the Company has borrowing agreements with three correspondent banks and the Federal Home Loan Bank to provide temporary liquidity as necessary.

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                                 At December 31, 1999
                                                          --------------------------------------------------------------------
                                                                             Maturing or Repricing Within
                                                          --------------------------------------------------------------------
                                                            Zero to        Three         One to         Over
                                                             Three       Months to        Five          Five
                                                            Months        One Year       Years         Years         Total
                                                          ------------  ------------- ------------- ------------- ------------
                                                                                (Dollars in Thousands)
                                                          --------------------------------------------------------------------
Earning assets:
   Interest-bearing deposits in banks ................... $        17   $          -  $          -  $          -  $        17
   Federal funds sold ...................................       1,528              -             -             -        1,528
   Investment securities ................................         179            135         7,893            50        8,257
   Loans ................................................      17,145          6,763        27,982         2,278       54,168
                                                          ------------  ------------- ------------- ------------- ------------
                                                               18,869          6,898        35,875         2,328       63,970
                                                          ------------  ------------- ------------- ------------- ------------
Interest-bearing liabilities:
   Interest-bearing demand deposits (1) .................           -          3,499         9,638             -       13,137
   Savings (1) ..........................................           -              -         2,000             -        2,000
   Certificates less than $100,000 ......................       5,919         13,815         4,176            13       23,923
   Certificates, $100,000 and over ......................       3,778          5,573         1,374             -       10,725
   Federal funds purchased ..............................       1,250              -             -             -        1,250
   Notes payable ........................................         500              -             -             -          500
   FHLB borrowings ......................................           -             10            40             5           55
                                                          ------------  ------------- ------------- ------------- ------------
                                                               11,447         22,897        17,228            18       51,590
                                                          ------------  ------------- ------------- ------------- ------------

Interest rate sensitivity gap ........................... $     7,422   $   (15,999)  $     18,647  $      2,310  $    12,380
                                                          ============  ============= ============= ============= ============

Cumulative interest rate sensitivity gap ................ $     7,422   $    (8,577)  $     10,070  $     12,380
                                                          ============  ============= ============= =============

Interest rate sensitivity gap ratio .....................        1.65           0.30          2.08        129.33
                                                          ============  ============= ============= =============

Cumulative interest rate sensitivity gap ratio ..........        1.65           0.75          1.20          1.24
                                                          ============  ============= ============= =============

(1) The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Five Years" category. It has also found that the money-market checking deposits reprice between three months to one year, on the average.

Investment Portfolio

     The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See " - Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 44% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five- to fifteen-year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. In contrast, 96% of the investment portfolio matures or reprices after one year.

Types of Investments

     The amortized cost and fair value of securities are summarized as follows:

                                                                                 Gross            Gross
                                                             Amortized        Unrealized       Unrealized           Fair
                                                                Cost             Gains           Losses            Value
                                                           ---------------   --------------   --------------   ---------------
                                                                                 (Dollars in Thousands)
                                                           -------------------------------------------------------------------
                Securities Available for Sale
                   December 31, 1999:
                   U. S. Treasury and government
                      agencies ........................... $        3,239    $           -    $        (74)    $        3,165
                                                           ===============   ==============   ==============   ===============

                   December 31, 1998:
                   U. S. Government and agency
                      agencies ........................... $        4,259    $          21    $           -    $        4,280
                                                           ===============   ==============   ==============   ===============

                Securities Held to Maturity
                   December 31, 1999:
                   U. S. Treasury and government
                      agencies ........................... $        4,483    $           -    $        (46)    $        4,437
                   State, county and municipal
                      securities .........................            295                -              (3)               292
                                                           ---------------   --------------   --------------   ---------------

                                                           $        4,778    $           -    $        (49)    $        4,729
                                                           ===============   ==============   ==============   ===============

     Other investments consist of Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments are carried at cost as such investments are not readily marketable. At December 31, 1999 and 1998, the Company's total investment in these restricted equity securities was $314,000 and $474,000, respectively.

Maturities

     The amounts of investment securities in each category as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                    U.S. Treasury and                State, County and
                                                                   Government Agencies             Municipal Securities
                                                                                   Yield                           Yield
                                                                 Amount             (1)           Amount          (1) (2)
                                                               ------------     ------------    ------------    ------------
                                                                                  (Dollars in Thousands)
                                                               -------------------------------------------------------------
Maturity:
   One year or less .......................................... $         -            - %       $         -            - %
   After one year through five years .........................       7,648         5.94                 245         6.65
   After five years through ten years ........................           -            -                  50         6.14
   After ten years ...........................................           -            -                   -            -
                                                               ------------     --------        ------------    ----------
                                                               $     7,648         5.94 %       $       295         6.56 %
                                                               ============     =========       ============    ==========

(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on state, county and municipal securities are stated on a taxable equivalent basis using a tax rate of 34%.

Loan Portfolio

     The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                                   December 31,
                                                                                         ----------------------------------
                                                                                               1999               1998
                                                                                         ---------------    ---------------
                                                                                              (Dollars in Thousands)
                                                                                         ----------------------------------

       Commercial and financial ........................................................ $        8,015     $        6,345
       Agricultural ....................................................................          1,431              1,214
       Real estate - construction ......................................................          2,545              1,210
       Real estate - mortgage, farmland ................................................          8,419              7,916
       Real estate - mortgage, other ...................................................         27,848             21,156
       Consumer installment ............................................................          5,911              4,149
                                                                                         ---------------    ---------------
                                                                                                 54,169             41,990
       Allowance for loan losses .......................................................         (1,423)            (1,274)
                                                                                         ---------------    ---------------
       Loans, net ...................................................................... $       52,746     $       40,716
                                                                                         ===============    ===============

Maturities and Sensitivity of Loans to Changes in Interest Rates

     The Company's loan portfolio, as of December 31, 1999 was made up primarily of short-term fixed rate loans or variable rate loans. The average contractual life on installment loans is approximately three years, while mortgages are generally variable over one-to five-year periods. Following is a summary of loans which presents separately the amount of loans outstanding as of December 31, 1999 in each category according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, and (iii) after five years.

                                                                          Due in      After One       After
                                                                            One        Through         Five
                                                                           Year       Five Years      Years         Total
                                                                        ------------ ------------- ------------- -------------
                                                                                       (Dollars in Thousands)
                                                                        ------------------------------------------------------

          Commercial and financial .................................... $     3,779  $      3,269  $        967  $      8,015
          Agricultural ................................................         544           545           342         1,431
          Real estate - construction ..................................       1,533           998            14         2,545
          Real estate - mortgage, farmland ............................       2,094         3,925         2,400         8,419
          Real estate - mortgage, other ...............................       6,258        18,509         3,081        27,848
          Consumer installment ........................................       1,945         3,291           675         5,911
                                                                        ------------ ------------- ------------- -------------

                  Total ............................................... $    16,153  $     30,537  $      7,479  $     54,169
                                                                        ============ ============= ============= =============

     The following table summarizes loans at December 31, 1999 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

                                                                                                              December 31,
                                                                                                                  1999
                                                                                                               (Dollars in
                                                                                                               Thousands)
                                                                                                             ----------------

   Predetermined interest rates ...........................................................................  $        27,371
   Floating or adjustable interest rates ..................................................................           10,645
                                                                                                             ----------------
                                                                                                             $        38,016
                                                                                                             ================


Nonperforming Loans

     The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 1999              1998
                                                                                           ---------------   ----------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

       Loans accounted for on a nonaccrual basis ......................................... $          380    $           448

       Instalment loans and term loans contractually past due ninety
          days or more as to interest or principal payments and still accruing ...........              3                  4

       Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of
          deterioration in the financial position of the borrower ........................              -                  -

       Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
          repayment terms ................................................................              -                  -

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

Summary of Loan Loss Experience

     The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,423,000 at December 31, 1999, representing 2.63% of year-end total loans outstanding compared with approximately $1,274,000 at December 31, 1998, which represented 3.03% year end total loans outstanding.

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

                                                                                      At December 31,
                                                                -------------------------------------------------------------
                                                                            1999                           1998
                                                                ------------------------------ ------------------------------
                                                                                  Percent of                     Percent of
                                                                                   Loans in                       Loans in
                                                                                 Category to                     Category to
                                                                     Amount      Total Loans        Amount       Total Loans
                                                                ---------------- ------------- ----------------  ------------
                                                                                   (Dollars in Thousands)
                                                                -------------------------------------------------------------

Commercial, financial, industrial and agricultural ............ $           375         17 %   $           325         18 %
Real estate ...................................................             333         72                 303         72
Consumer ......................................................             503         11                 455         10
Unallocated ...................................................             212          -                 191          -
                                                                ---------------- ------------- ----------------  ------------

                                                                $         1,423        100 %   $         1,274        100 %
                                                                ================ ============= ================  ============

     The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                               Year Ended December 31,
                                                                                           ---------------------------------
                                                                                                1999               1998
                                                                                           ---------------   ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ---------------------------------

       Average amount of loans outstanding ............................................... $       49,216    $       35,670
                                                                                           ===============   ===============

       Balance of reserve for possible loan losses at beginning of period ................          1,274             1,159
                                                                                           ---------------   ---------------

       Charge-offs:
          Commercial, financial and agricultural .........................................            (2)              (67)
          Real estate ....................................................................              -               (7)
          Consumer .......................................................................           (61)              (62)
       Recoveries:
          Commercial, financial and agricultural .........................................             25                33
          Real estate ....................................................................             53               126
          Consumer .......................................................................            134                92
                                                                                           ---------------   ---------------
               Net (charge-offs) recoveries ..............................................            149               115
                                                                                           ---------------   ---------------

       Additions to reserve charged to operating expenses ................................              -                 -
                                                                                           ---------------   ---------------

       Balance of reserve for possible loan losses ....................................... $        1,423    $        1,274
                                                                                           ===============   ===============

       Ratio of net loan (charge-offs) recoveries to average loans .......................           .30%              .32%
                                                                                           ===============   ===============

Deposits

     Average amount of deposits and average rate paid thereon,  classified as to
noninterest-bearing   demand  deposits,   interest-bearing  demand  and  savings
deposits and time deposits for the periods indicated are presented below.

                                                                                    Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                              1999                           1998
                                                                  -----------------------------  -----------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------

Noninterest-bearing demand deposits ............................. $       11,467          - %    $        8,898          - %
Interest-bearing demand and savings deposits ....................         13,736       2.69               9,732       2.42
Time deposits ...................................................         32,686       5.60              24,948       5.92
                                                                  ---------------                ---------------
              Total deposits .................................... $       57,889                 $       43,578
                                                                  ===============                ===============

     The Company has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) over twelve months.

                                                                                                            December 31,
                                                                                                                 1999
                                                                                                           ---------------
                                                                                                            (Dollars in
                                                                                                             Thousands)
                                                                                                           ---------------

           Three months or less .......................................................................... $        3,778
           Over three through twelve months ..............................................................          5,573
           Over twelve months ............................................................................          1,374
                                                                                                           ---------------
                         Total ........................................................................... $       10,725
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

                                                                                                 Year Ended December 31,
                                                                                           ------------------------------------
                                                                                                1999                1998
                                                                                           ----------------    ----------------

Return on assets .........................................................................         1.45 %              1.24 %

Return on equity .........................................................................        21.16               16.48

Dividends payout .........................................................................            -                   -

Equity to assets ratio ...................................................................         6.84                 7.5


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

     Following is a summary of the commitments outstanding at December 31, 1999 and 1998.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 1999               1998
                                                                                           ---------------    ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

           Commitments to extend credit .................................................. $        7,164     $        4,959
           Standby letters of credit .....................................................            102                120
                                                                                           ---------------    ---------------
                                                                                           $        7,266     $        5,079
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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  following   consolidated  financial  statements  of  the  Company  and  its subsidiaries are included on pages F-1 through F-33 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Income - Years Ended December 31, 1999 and 1998

Consolidated Statements of Comprehensive Income - Years Ended December 31, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years Ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1999, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

     The following table and accompanying notes sets forth the name, age, business experience during the past five years, the year he first became a director and the year in which his current term will expire of each of the Directors of the Company as of December 31, 1999.

                                                                                                                Director's
                                                                                                   Director        Term
                      Name                      Age                     Position                    Since         Expires
       -----------------------------------  ------------- -------------------------------------  ------------- --------------

       Board Nominees:
          Milton G. Clements                     51       Director                                   1990          2000
          Robert L. Cation                       55       Chairman of the Board of Directors         1990          2000
          Jeffery W. Johnson                     50       Director                                   1997          2000

       Directors Continuing in Office:
          William C. Ellis, Jr.                  55       Director                                   1990          2001
          Ralph G. Evans                         43       Director                                   1990          2001
          A. Curtis Farrar, Jr.                  55       Director                                   1990          2002
          Norman E. Fletcher                     62       Director                                   1990          2002

Executive Officers

     The following table and accompanying notes set forth the name, age and business experience during the past five years of individuals who are the executive officers of the Company and the Bank and all persons chosen to become executive officers.

           Name                     Age                              Position with the Company and the Bank
---------------------------    --------------      ---------------------------------------------------------------------------

Robert L. Cation                    55             Chairman of the Board of FNC Bancorp, Inc.
                                                   Chairman of the Board of First National Bank of Coffee County

Jeffery W. Johnson                  50             President and CEO of FNC Bancorp, Inc.
                                                   President and CEO of First National Bank of Coffee County

Leonard W. Thomas                   39             Senior Vice President and CFO of First National Bank of Coffee County
                                                   Assistant Secretary of FNC Bancorp, Inc.

Ralph G. Evans                      43             Secretary of FNC Bancorp, Inc.

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

     Leonard W. Thomas is Senior Vice President and CFO of First National Bank of Coffee County. His responsibilities include supervision of the Bank's investment, bookkeeping and accounting operations. He has over 14 years of bank audit and management experience, is a CPA and has completed the AICPA's National Banking School in Charlottesville, Virginia.

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

     Ralph G. Evans is an Organizer of the Company and the Bank. Mr. Evans also is a Director and the Secretary of the Company and Director of the Bank. Mr. Evans serves as President of both R. W. Griffin Feed, Seed & Fertilizer, Inc., a farming and farm supply retail store, and Douglas Peanut and Grain Co. Mr. Evans also serves as a director of Chem Nut, Inc., an Albany, Georgia based publicly-held ag-chemical distribution company. Mr. Evans previously served as a director of the Downtown Douglas Development Authority.

     A. Curtis Farrar, Jr. is an Organizer of the Company and the Bank. Mr. Farrar also is a Director of the Company and the Bank. He is presently Senior Partner with the law firm of Farrar and Hennesy. Since 1973, Mr. Farrar has served as a Juvenile Court Judge in Douglas. From 1987 to 1989, Mr. Farrar served on the Georgia Governor's Task Force on Drug Awareness and Prevention.

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

ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

     The Company does not separately compensate any of its executive officers. The following table sets forth the annual and long-term compensation paid to the Company's and the Bank's Chief Executive Officer for the most recent and previous two fiscal years. There were no other executive officers of the Company and the Bank whose cash compensation exceeded $100,000 during 1999.

                                                                                         Long-Term Compensation
                                                                           ----------------------------------------------------
                                       Annual Compensation                          Awards             Payouts
                         ------------------------------------------------- -------------------------- ----------
                                                               Other       Restricted    Securities
         Name                                                  Annual         Stock      Underlying      LTP       All Other
       Principal                    Salary       Bonus      Compensation    Award(S)      Options      Payouts   Compensation
       Position           Year        ($)         ($)         ($) (1)          ($)        SARS (#)       ($)          ($)
------------------------ -------  ------------ ----------- --------------- ------------ ------------- ---------- --------------

Jeffery W. Johnson (2)    1999    $   120,000  $   49,250  $            -  $         -           101  $       -  $           -
   President  and CEO     1998    $    96,000  $   24,000  $            -  $         -        10,259  $       -  $           -
   of FNC Bancorp, Inc.   1997    $    72,000  $        -  $            -  $         -        39,640  $       -  $         772
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

Employment Agreement

     The employment agreement (the "Agreement") provides Mr. Johnson with a base salary of $90,000 annually during the initial term of the Agreement. After the initial fiscal year, the base salary may be increased at the discretion of the Board. The Agreement also provides for incentive compensation in the form of bonuses to be paid to Mr. Johnson should certain performance levels related to profitability be achieved. Mr. Johnson may receive a bonus equal to fifty per cent (50%) of the amount by which the Company's net income exceeds return on equity benchmarks determined as set forth in the Agreement. The return on equity benchmark for the 1997 fiscal year was 9.5%. For subsequent years, the benchmark will be determined by the Board of Directors or a compensation committee thereof. These bonuses are capped at $35,000 for the first fiscal year, $45,000 for the second fiscal year and $50,000 for the third fiscal year. Mr. Johnson is afforded the right under the Agreement to elect to receive the amount of such incentive bonus in the form of non-qualified stock options provided that the total number of stock options issued under this election shall not exceed 25,000 shares. As an additional inducement to Mr. Johnson to accept employment with the Bank, the Company issued stock options for 25,000 shares vesting 8,333 shares per year the first two years of employment and 8,334 in the third year. All such stock options will provide for a strike price of $10 per share and shall have a term of seven years after the date of issuance or vesting, as applicable.

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

Other Executive Compensation

     With respect to compensation paid to executive officers other than the CEO, the Board of Directors has offered competitive salaries in comparison to market practices when hiring. Subsequent raises are based upon a comparison of current market conditions and management's subjective valuation of job performance. The Bank paid bonuses to certain executive officers. These bonuses were based upon an evaluation of the job performance of each individual executive officer as well as a comparison of current market conditions. In addition, the Board has awarded stock options to certain executive officers as an incentive to job performance.

Director Compensation

     Currently, directors are reimbursed for expenses in connection with the performance of their duties but receive no directors' fees. However, for the year ending December 31, 2000, the Company has budgeted to pay the directors $36,000 in directors' fees for participation in Board meetings and various sub-committees of the Bank and Company.

     The following table sets forth certain information concerning each grant of options to purchase the Company's common stock made during the 1999 fiscal year to the persons named in the Summary Compensation Table.

                                                                    Individual Grants
                                      -------------------------------------------------------------------------------
                                                             % of Total
                                        Number of              Options
                                         Shares              Granted to
                                       Underlying             Employees             Exercise or
                                         Options              in Fiscal             Base Price           Expiration
                                       Granted (#)              Year                  ($/SH)                Date
                                      --------------       ----------------        --------------        ------------

       Jeffery W. Johnson
          1999 ......................           101               2.06%            $          10            2009
                                      ==============       ================        ==============

     The following table sets forth certain information regarding the exercise of stock options in the 1999 fiscal year by the person named in the Summary Compensation Table and the Value of options held by such person at the end of such fiscal year.

                                Shares                          Number of Securities             Value of Unexercised
                             Acquired on      Value (1)        Underlying Unexercised            In-The-Money Options
             Name            Exercise (#)   Realized ($)      Options at Year End (#)             at Year End ($) (2)
     ---------------------  --------------- -------------- -------------------------------  --------------------------------
                                                            Exercisable    Unexercisable      Exercisable    Unexercisable
                                                           --------------- ---------------  ---------------- ---------------
     Jeffery W. Johnson              5,963  $      11,926          41,666           8,334   $        83,332  $       16,668
                            =============== ============== =============== ===============  ================ ===============

(1) Values are calculated by subtracting the exercise or base price from the fair market value of the stock as of the exercise date or fiscal year end, as appropriate, which is assumed to be $12 per share.

(2) Assumes, for all unexercised in-the-money options, the difference between fair market value and the exercise price to be $2 per share for the reason stated in (1) above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Principal Shareholders

     The following table presents as of December 31, 1999, certain information regarding the Company's common stock owned by each person who beneficially owns more than 5% of the shares of the Company's common stock.

                                                                                  Amount and
                                                                                  Nature of
                                           Name and Address of                    Beneficial                Percent of
          Title of Class                    Beneficial Owner                      Ownership                   Class
        --------------------        ----------------------------------        -------------------        -----------------

              Common                Carl C. Atkinson                                   25,000  1                 6.01%
                                    Rt. 2, Box 777
                                    Broxton, Georgia 31519

              Common                Robert L. Cation                                   26,917                    6.47
                                    1008 Golf Club Road
                                    Douglas, Georgia  31533

              Common                William C. Ellis, Jr.                              27,167                    6.53
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                     31,717 2                  7.62
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                              26,917                    6.47
                                    Post Office Box 770
                                    Douglas, Georgia  31534

              Common                Norman E. Fletcher                                 26,566 3                  6.39
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

1 Includes 12,500 shares held in the name of Malklean B. Atkinson,  wife of Carl
C. Atkinson.

2 Includes 600 shares held in the name of Cady Suzanne Evans,  daughter of Ralph
G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

3 Includes 200 shares held in the name of CEDE & Company F/B/O Norman E. Fletcher IRA and 200 shares held in the name of CEDE & Company F/B/O Marvelyne
G. Fletcher (wife of Normal E. Fletcher) IRA.

Stock Ownership by Management

     The following table presents as of December 31, 1999, certain information regarding the Company's common stock owned (i) by each of the Company's directors and (ii) by all directors and executive officers of the Company as a group.

                                                                                  Amount and
                                                                                   Nature of
                                           Name and Address of                    Beneficial                 Percent of
          Title of Class                    Beneficial Owner                       Ownership                   Class
        --------------------        ----------------------------------        --------------------        -----------------


              Common                Robert L. Cation                                   26,917                     6.47%
                                    1008 Golf Club Road
                                    Douglas, Georgia  31533

              Common                Milton G. Clements                                 17,600 4                   4.23
                                    1512 Golf Club Ext.
                                    Douglas, Georgia  31533

              Common                William C. Ellis, Jr.                              27,167                     6.53
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                     31,717 5                   7.62
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                              26,917                     6.47
                                    Post Office Box 770
                                    Douglas, Georgia  31534

              Common                Norman E. Fletcher                                 26,566 6                   6.39
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

              Common                Jeffery W. Johnson                                 16,925                     4.07

              Common                Leonard W. Thomas                                     467                     0.11
                                                                              ----------------            -----------------

        All directors and executive officers as a group (8 persons)                   174,276                    41.89%
                                                                              ================            =================

4 Includes 1,000 shares held in the name of Laura B. Clements, wife of Milton G. Clements, 2,000 shares held in the name of Milton Bryan Clements, son of Milton
G. Clements, 2,000 shares held in the name of Steven Griffin Clements, son of Milton G. Clements, 2,000 shares held in the name of William Donovan Clements, son of Milton G. Clements.

5 Includes 600 shares held in the name of Cady Suzanne Evans,  daughter of Ralph
G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

6 Includes 200 shares held in the name of CEDE & Company F/B/O Norman E. Fletcher IRA and 200 shares held in the name of CEDE & Company F/B/O Marvalyne
G. Fletcher (wife of Norman E. Fletcher) IRA.

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

                                                                                                   Number of         % Owned
                                                   Number of                                      Shares and       (Including
                       Name of                       Shares       Number of       Number of        Options/         Options/
                   Beneficial Owner                 Issued 7      Warrants 8       Options        Warrants 9      Warrants) 10
       ----------------------------------------- --------------- -------------  -------------- ------------------ --------------

       Robert L. Cation ........................         26,917        25,000               -             51,917      11.77%
       Milton G. Clements ......................         17,600        12,500               -             30,100       7.02
       William C. Ellis, Jr. ...................         27,167        25,000               -             52,167      11.83
       Ralph G. Evans ..........................         31,717        25,000               -             56,717      12.86
       A. Curtis Farrar, Jr. ...................         26,917        25,000               -             51,917      11.77
       Norman E. Fletcher ......................         26,566        25,000               -             51,566      11.69
       Jeffery W. Johnson ......................         16,925             -          50,000             66,925      14.36
       Leonard W. Thomas .......................            467             -             933              1,400       0.34
                                                 --------------- -------------  -------------- ------------------ --------------
          All directors and executive officers
             as a group (8 persons) ............        174,276       137,500          50,933            362,709      59.99%
                                                 =============== =============  ============== ================== ==============

     Under Mr. Jeffery W. Johnson's employment agreement and under agreements with the Bank's directors individually, he acquired the rights to acquire certain stock options and stock of the Company. If Mr. Johnson acquired all of the shares of stock available to him by stock option under his employment agreement or from the Bank's directors, then he would own 66,925 shares of the Company's stock which would represent 14.36% of the issued and outstanding stock of the Company assuming that no other holder of options or warrants exercised their rights to acquire additional stock.

7 Taken from the previous table except as noted.

8 In recognition of the efforts and financial risks undertaken by the directors and executive officers in organizing the Company and the Bank, the directors and executive officers named above were granted warrants to purchase one share of common stock for each share purchased in the original offering, however, such persons elected to acquire a total of only 137,500 such warrants. Upon exercise, each warrant will entitle the holder to purchase one share of the common stock of the company at a price equal to $10 per share (the same price at which the shares were initially sold to the public) unless the Bank is, at that time, required to raise capital to meet its regulatory guidelines in which case the exercise price will be greater of $10 per share or the book value per share of the common stock of the Company as reflected in the Company's quarterly financial report for the quarter and immediately prior to the exercise of the warrant. Subject to certain limitations, the warrants are exercisable for a period of ten (10) years from the date of the Company's stock offering.

9 Includes shares deemed to be beneficially owned through the right to exercise warrants or stock options exercisable within sixty (60) days of the record date.

10 Based upon 416,136 shares outstanding as of the record date and as adjusted for warrants or stock options exercisable within sixty (60) days of the record date.

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

                                    FNC BANCORP, INC.

Date:March 24, 2000                By: /s/ Jeffrey W. Johnson
     -------------------------     --------------------------------------------
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

Date:March 24, 2000                /s/ Jeffrey W. Johnson
     -------------------------     --------------------------------------------
                                   Jeffery W. Johnson, President
                                   Chief Executive Officer and Director

Date:March 24, 2000                /s/ Robert L. Cation
     -------------------------     --------------------------------------------
                                   Robert L. Cation, Director

Date:March 24, 2000                /s/ Milton G. Clements
     -------------------------     --------------------------------------------
                                   Milton G. Clements, Director

Date:March 24, 2000                /s/ William C. Ellis, Jr.
     -------------------------     --------------------------------------------
                                   William C. Ellis, Jr., Director

Date:March 24, 2000                /s/ Ralph G. Evans
     -------------------------     --------------------------------------------
                                   Ralph G. Evans, Director

Date:March 24, 2000                /s/ A. Curtis Farrar, Jr.
     -------------------------     --------------------------------------------
                                    A. Curtis Farrar, Jr., Director

Date:March 24, 2000                /s/ Norman E. Fletcher
     -------------------------     --------------------------------------------
                                   Norman E. Fletcher, Director

                                FNC BANCORP, INC.

                                  EXHIBIT INDEX
Exhibit
   No.                             Description

  3.1 Articles of Incorporation of the Registrant, (filed as Exhibit 3.1 t the Registrant's Form S-18 (File Number 33-37078), as amended.)

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

                               FNC BANCCORP, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                Page
                                                                                                ----
Consolidated financial statements:
 Independent Auditor's Report ................................................................. F-2
 Consolidated Balance Sheets - December 31, 1999 and 1998 ..................................... F-3
 Consolidated Statements of Income - Years ended December 31, 1999 and 1998 ................... F-4
 Consolidated  Statements of Comprehensive Income - Years ended December 31, 1999 and 1998 .... F-5
 Consolidated  Statements of Stockholders' Equity - Years ended December 31, 1999 and 1998 .... F-6
 Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998 ............... F-7
 Notes to Consolidated Financial Statements ................................................... F-9

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia


     We have audited the accompanying consolidated balance sheets of FNC Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNC Bancorp, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.






Albany, Georgia
January 28, 2000                        /s/ MAULDIN & JENKINS, LLC

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                    Assets                                               1999                     1998
                                    ------
                                                                               ---------------------    ---------------------
Cash and due from banks ...................................................... $          3,394,212      $         5,617,359
Federal funds sold ...........................................................            1,528,000                5,966,000
Securities available for sale, at fair value .................................            3,165,290                4,280,362
Securities held to maturity, at cost
     (fair value $4,728,603) .................................................            4,777,413                        -
Other investments ............................................................              313,900                  473,600

Loans ........................................................................           54,168,453               41,989,950
Less allowance for loan losses ...............................................            1,422,689                1,274,285
                                                                               ---------------------    ---------------------
          Loans, net .........................................................           52,745,764               40,715,665
                                                                               ---------------------    ---------------------

Premises and equipment, net ..................................................            1,849,122                1,613,025
Other assets .................................................................            1,079,603                  914,391
                                                                               ---------------------    ---------------------

                                                                                 $       68,853,304      $        59,580,402
                                                                               =====================    =====================

                     Liabilities and Stockholders' Equity

Deposits

    Noninterest-bearing demand ............................................... $         11,090,409      $        12,695,085
    Interest-bearing demand ..................................................           13,136,785               11,707,125
    Savings ..................................................................            1,999,607                1,973,434
    Time, $100,000 and over ..................................................           10,724,505                9,252,893
    Other time ...............................................................           23,923,115               18,671,816
                                                                               ---------------------    ---------------------
              Total deposits .................................................           60,874,421               54,300,353
                                                                               ---------------------    ---------------------
    Federal funds purchased ..................................................            1,250,000                        -
    Notes payable, directors .................................................              500,000                  500,000
    Federal Home Loan Bank borrowings ........................................               55,000                   65,000
    Other liabilities ........................................................            1,322,291                  771,509
                                                                               ---------------------    ---------------------
          Total liabilities ..................................................           64,001,712               55,636,862
                                                                               ---------------------    ---------------------


Stockholders' equity

    Preferred stock, par value $1; 10,000,000 shares
        authorized, no shares issued
    Common stock, par value $1; 10,000,000 shares
        authorized; issued 1999 416,636 shares;
        1998 411,173 shares ..................................................              416,636                  411,173
    Additional paid-in capital ...............................................            3,708,875                3,659,708
    Retained earnings (deficit) ..............................................              784,081                 (141,341)
    Accumulated other comprehensive income (loss) ............................              (49,000)                  14,000
                                                                               ---------------------    ---------------------
                                                                                          4,860,592                3,943,540
    Less cost of treasury stock, 500 shares ..................................                9,000                        -
                                                                               ---------------------    ---------------------
          Total stockholders' equity .........................................            4,851,592                3,943,540
                                                                               ---------------------    ---------------------

                                                                                 $       68,853,304      $        59,580,402
                                                                               =====================    =====================

See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                          1999                      1998
                                                                                   -------------------   ----------------------
Interest income
    Interest and fees on loans ................................................... $        4,708,709      $         3,614,790
    Interest and dividends on taxable securities .................................            389,393                  290,683
    Interest on nontaxable securities ............................................              3,586                        -
    Interest on Federal funds sold ...............................................            230,641                  206,364
                                                                                   -------------------   ----------------------
                                                                                            5,332,329                4,111,837
                                                                                   -------------------   ----------------------

Interest expense
    Interest on deposits .........................................................          2,200,033                1,713,903
    Interest on other borrowings .................................................             40,984                   59,358
                                                                                   -------------------   ----------------------
                                                                                            2,241,017                1,773,261
                                                                                   -------------------   ----------------------

          Net interest income ....................................................          3,091,312                2,338,576
Provision for loan losses ........................................................                  -                        -
                                                                                   -------------------   ----------------------
          Net interest income after provision for loan losses ....................          3,091,312                2,338,576
                                                                                   -------------------   ----------------------

Other income
    Service charges on deposit accounts ..........................................            524,040                  446,728
    Other commissions and fees ...................................................             36,507                   26,545
    Origination fees on mortgage loans ...........................................             34,308                   45,851
    Other ........................................................................             75,364                   70,204
                                                                                   -------------------   ----------------------
                                                                                              670,219                  589,328
                                                                                   -------------------   ----------------------

Other expenses
    Salaries and employee benefits ...............................................          1,250,855                  991,981
    Equipment and occupancy ......................................................            279,188                  261,306
    Data processing ..............................................................             89,226                  106,459
    Printing and office supplies .................................................             71,512                   67,138
    Legal and professional .......................................................             80,454                  101,313
    Advertising and business development .........................................             67,501                   40,259
    Training and travel ..........................................................            148,226                   77,742
    Other operating expenses .....................................................            334,177                  335,417
                                                                                   -------------------   ----------------------
                                                                                            2,321,139                1,981,615
                                                                                   -------------------   ----------------------

          Income before income taxes .............................................          1,440,392                  946,289

Income tax expense ...............................................................            514,970                  344,611
                                                                                   -------------------   ----------------------

          Net income ............................................................. $          925,422      $           601,678
                                                                                   ===================   ======================

Basic earnings per common share .................................................. $             2.23      $              1.47
                                                                                   ===================   ======================

Diluted earnings per common share ................................................ $             2.07      $              1.47
                                                                                   ===================   ======================

See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                          1999                     1998
                                                                                   -------------------   --------------------

Net income ....................................................................... $          925,422      $         601,678

Other comprehensive income (loss):

    Net unrealized holding gains (losses) arising during
        period, net of tax (benefit) of ($32,000) and $1,866 .....................            (63,000)                 4,034
                                                                                   -------------------   --------------------

Comprehensive income ............................................................. $          862,422      $         605,712
                                                                                   ===================   ====================


See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                               Accumulated
                                                                                  Other
                                       Common Stock      Additional   Retained Comprehensive   Treasury Stock        Total
                                     -----------------    Paid-in     Earnings    Income      ----------------   Stockholders'
                                      Shares Par Value    Capital    (Deficit)    (Loss)      Shares Par Value      Equity
                                     ------- ---------  -----------  ---------  ------------  ------ ---------  ---------------

Balance, December 31, 1997 ......... 405,710 $ 405,710  $ 3,610,541  $(743,019) $      9,966       - $       -  $     3,283,198
    Exercise of options by
        officer ....................   5,463     5,463       49,167          -             -       -         -           54,630
    Net income .....................       -         -            -    601,678             -       -         -          601,678
    Other comprehensive income .....       -         -            -          -         4,034       -         -            4,034
                                     ------- ---------  -----------  ---------  ------------  ------ --------- ----------------
Balance, December 31, 1998 ......... 411,173   411,173    3,659,708   (141,341)       14,000       -         -        3,943,540
    Exercise of options by
        officer ....................   5,463     5,463       49,167          -             -       -         -           54,630
    Net income .....................       -         -            -    925,422             -       -         -          925,422
    Purchase of treasury stock .....       -         -            -          -             -     500    (9,000)          (9,000)
    Other comprehensive loss .......       -         -            -          -       (63,000)      -         -          (63,000)
                                     ------- --------  ------------  ---------  ------------  ------ --------- ----------------
Balance, December 31, 1999 ......... 416,636 $ 416,636  $ 3,708,875  $ 784,081  $    (49,000)    500 $  (9,000)   $   4,851,592
                                     ======= ========= ============  =========  ============  ====== ========= ================

See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                           1999                         1998
                                                                                   ----------------------    -----------------------
OPERATING ACTIVITIES

    Net income ................................................................... $             925,422      $             601,678
                                                                                   ----------------------    -----------------------
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:

        Depreciation .............................................................               141,167                    133,926
        Provision for deferred income taxes ......................................                10,691                    173,529
        Loss on disposal of property and equipment ...............................                14,790                          -
        Increase in interest receivable ..........................................              (150,434)                   (28,792)
        Increase in interest payable .............................................               149,382                    189,052
        Increase in taxes payable ................................................               315,629                          -
        Other prepaids, deferrals and accruals, net ..............................                92,302                    224,034
                                                                                   ----------------------    -----------------------
              Total adjustments ..................................................               573,527                    691,749
                                                                                   ----------------------    -----------------------

              Net cash provided by operating activities ..........................             1,498,949                  1,293,427
                                                                                   ----------------------    -----------------------

INVESTING ACTIVITIES

    (Increase) decrease in Federal funds sold ....................................             4,438,000                 (5,932,000)
    Purchases of securities available for sale ...................................            (2,979,928)                (1,750,000)
    Proceeds from sales of securities available for sale .........................             1,000,000                          -
    Proceeds from maturities of securities available for sale ....................             3,000,000                  3,501,360
    Purchases of securities held to maturity .....................................            (4,777,413)                         -
    Proceeds from redemption of
        Federal Home Loan Bank stock .............................................               159,700                          -
    Increase in loans, net .......................................................           (12,030,099)               (10,195,091)
    Purchase of premises and equipment ...........................................              (392,054)                   (91,921)
                                                                                   ----------------------    -----------------------

              Net cash used in investing activities ..............................           (11,581,794)               (14,467,652)
                                                                                   ----------------------    -----------------------

FINANCING ACTIVITIES

    Increase in deposits .........................................................             6,574,068                 15,252,354
    Increase (decrease) in Federal funds purchased ...............................             1,250,000                   (430,000)
    Decrease in Federal Home Loan Bank borrowings ................................               (10,000)                (1,010,000)
    Proceeds from issuance of common stock .......................................                54,630                     54,630
    Purchase of treasury stock ...................................................                (9,000)                         -
                                                                                   ----------------------    -----------------------

              Net cash provided by financing activities ..........................             7,859,698                 13,866,984
                                                                                   ----------------------    -----------------------

Net increase (decrease) in cash and due from banks ............................... $          (2,223,147)     $             692,759

Cash and due from banks at beginning of year .....................................             5,617,359                  4,924,600
                                                                                   ----------------------    -----------------------

Cash and due from banks at end of year ........................................... $           3,394,212      $           5,617,359
                                                                                   ======================    =======================


                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                         1999                       1998
                                                                                 ---------------------     -------------------


SUPPLEMENTAL DISCLOSURES Cash paid during the year for:

        Interest ..............................................................  $          2,091,635      $         1,584,209

        Income taxes ..........................................................  $            188,650      $           171,082

NONCASH TRANSACTION

    Net change in unrealized gains (losses) on securities
        available for sale ....................................................  $            (95,000)     $             5,900


See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

FNC Bancorp, Inc. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, First National Bank of Coffee County (the Bank). The Bank is a commercial bank located in Douglas, Coffee County,
Georgia. The Bank provides a full range of banking services in its primary market area of Coffee County and the surrounding counties.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

The Company's consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassification of Certain Items

Certain items in the consolidated financial statements as of and for the year ended December 31, 1998 have been reclassified, with no effect on total assets, total capital or net income, to be consistent with the classifications adopted for the year ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Due From Banks

Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

Securities

Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and recorded at fair value with unrealized gains and losses reported as a separate component of other comprehensive income or loss. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments are not readily marketable.

Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

Loans

Loans are reported at their outstanding principal balances less unearned income and the allowance for loan losses. Interest income is accrued based on the principal balance outstanding.

Fees on loans and costs incurred in origination of loans are recognized at the time the loan is placed on the books. Because these loan fees and costs are not significant and the majority of loans have maturities of one year or less, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Unless, in management's opinion, the borrower's impairment is only temporary, all interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest income is subsequently recognized only to the extent cash payments are received.

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the contractual loan rate as the discount rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses. There was no other real estate owned at December 31, 1999 or 1998.

Income Taxes

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance would be recorded for those deferred tax items for which it is more likely than not that realization would not occur. The Company files a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income minus the income effect of potential common shares that are dilutive by the sum of the weighted average number of shares of common stock outstanding and potential common shares.

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available for sale securities.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2.  INVESTMENT SECURITIES

The amortized cost and approximate fair values of securities are summarized as follows:

                                                                                     Gross          Gross
                                                                   Amortized      Unrealized      Unrealized         Fair
                                                                      Cost           Gains          Losses          Value
                                                                 --------------- -------------- --------------- ---------------

                   Securities Available for Sale
                      December 31, 1999:
                      U. S. Treasury and government agencies ... $    3,239,290  $           -  $     (74,000)  $    3,165,290
                                                                 =============== ============== =============== ===============

                      December 31, 1998:
                      U. S. Treasury and government agencies ... $    4,259,362  $     21,000   $           -   $    4,280,362
                                                                 =============== =============  ==============  ===============

                  Securities Held to Maturity
                     December 31, 1999:
                     U. S. Treasury and government agencies .... $    4,482,594  $          -   $    (46,188)   $    4,436,406
                     State, county and municipal securities ....        294,819             -         (2,622)          292,197
                                                                 --------------- -------------  --------------  ---------------

                                                                 $    4,777,413  $          -   $    (48,810)   $    4,728,603
                                                                 =============== =============  ==============  ===============

Securities with a carrying value of $4,722,586 and $2,824,141 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

The amortized cost and fair value of debt securities as of December 31, 1999 by contractual maturity are shown below.

                                                            Securities Available for Sale       Securities Held to Maturity
                                                          ---------------------------------- ----------------------------------
                                                            Amortized            Fair           Amortized           Fair
                                                               Cost             Value             Cost              Value
                                                          ---------------  ----------------- ----------------  ----------------

                       Due from one to three years ...... $    2,249,780   $      2,195,817  $     3,141,921   $     3,119,366
                       Due from three to five years .....        989,510            969,473        1,585,665         1,561,885
                       Due from five to ten years .......              -                  -           49,827            47,352
                                                          ---------------  ----------------- ----------------  ----------------
                                                          $    3,239,290   $      3,165,290  $     4,777,413   $     4,728,603
                                                          ===============  ================= ================  ================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

                                                                                                 December 31,
                                                                                     --------------------------------------
                                                                                            1999                 1998
                                                                                     -----------------    ----------------
                     Commercial and financial ...................................... $       8,015,067    $      6,344,841
                     Agricultural ..................................................         1,431,012           1,213,970
                     Real estate - construction ....................................         2,545,021           1,209,970
                     Real estate - mortgage, farmland ..............................         8,419,070           7,915,802
                     Real estate - mortgage, other .................................        27,847,233          21,156,471
                     Consumer installment ..........................................         5,911,050           4,148,896
                                                                                     ------------------   -----------------

                                                                                            54,168,453          41,989,950
                     Allowance for loan losses .....................................       (1,422,689)         (1,274,285)
                                                                                     ------------------   -----------------

                     Loans, net .................................................... $      52,745,764    $     40,715,665
                                                                                     ==================   =================

Changes in the allowance for loan losses are as follows:

                                                                                          Years Ended December 31,
                                                                                  ------------------------------------------
                                                                                          1999                   1998
                                                                                  -------------------    -------------------

                      Balance, beginning of year ................................ $        1,274,285     $        1,159,173
                         Provision for loan losses ..............................                  -                      -
                         Loans charged off ......................................            (63,359)              (135,693)
                         Recoveries of loans previously charged off .............            211,763                250,805
                                                                                  -------------------    -------------------
                      Balance, end of year ...................................... $        1,422,689     $        1,274,285
                                                                                  ===================    ===================

The Bank had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $380,425 and $332,587 at December 31, 1999 and 1998, respectively. These loans had related allowance for loan losses of approximately $67,000 and $69,000 at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans for 1999 and 1998 was approximately $403,000 and $569,000, respectively. There was no significant amount of interest income recognized on impaired loans in 1999 or 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank has granted loans to certain related parties, including directors, executive officers and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

                         Balance, beginning of year ................................................... $        175,228
                            Advances ..................................................................          622,207
                            Repayments ................................................................        (201,556)
                                                                                                        -----------------
                            Balance, end of year ...................................................... $        595,879
                                                                                                        =================


NOTE 4.  PREMISES AND EQUIPMENT, NET

Premises and equipment are summarized as follows:

                                                                                                   December 31,
                                                                                       --------------------------------------
                                                                                              1999                 1998
                                                                                       -----------------    -----------------

                      Land ........................................................... $        372,676     $        372,676
                      Buildings and improvements .....................................        1,064,078            1,064,078
                      Equipment ......................................................        1,006,375              882,757
                      Construction in process, estimated cost
                            to complete; $575,000 ....................................          240,386                    -
                                                                                       -----------------    -----------------
                                                                                              2,683,515            2,319,511
                      Accumulated depreciation .......................................        (834,393)            (706,486)
                                                                                       -----------------    -----------------
                                                                                       $      1,849,122     $      1,613,025
                                                                                       =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Note 5.  DEPOSITS

At December 31, 1999, scheduled maturities of time deposits are as follows:

                      For the year ending December 31,
                         2000 ............................................................................ $     29,084,483
                         2001 ............................................................................        1,959,047
                         2002 ............................................................................        2,859,112
                         2003 ............................................................................          724,433
                         2004 ............................................................................            7,700
                         Due after five years ............................................................           12,845
                                                                                                           -----------------
                                                                                                           $     34,647,620
                                                                                                           =================


NOTE 6.  NOTES PAYABLE TO DIRECTORS

Notes payable to certain directors totaling $500,000 consist of notes which were executed on December 27, 1996, and subsequently modified on July 10, 1999. Each of the notes accrues interest at the Bank's prime rate less 1%. With the exception of one note in the amount of $36,750 to one director where interest payments are due quarterly, all payments of principal and accrued interest have been deferred until maturity on December 29, 2001. At maturity, the Company has the option to pay all or a part of unpaid principal and interest by issuing to the director any stock subject to unexercised warrants or options held by the directors. The directors have the option at any time to pay for any warrant or option then exercisable through forgiveness of interest and principal accrued and outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 7.  FEDERAL HOME LOAN BANK BORROWINGS

The Bank can obtain additional funding as needed for mortgage loans from the Federal Home Loan Bank of Atlanta ("FHLB"). At December 31, 1999 and 1998, the Bank had one advance outstanding with a fixed interest rate of 6.99%. This advance is collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Bank's stock in the FHLB. A summary of the Bank's borrowings from the FHLB for the years ended December 31, 1999 and 1998 follows:

                                                                                              1999                 1998
                                                                                       -----------------    -----------------

                      Balance, beginning of year ..................................... $         65,000     $      1,075,000
                         Advances ....................................................                -                    -
                         Repayments ..................................................          (10,000)          (1,010,000)
                                                                                       -----------------    -----------------
                      Balance, end of year ........................................... $         55,000     $         65,000
                                                                                       =================    =================

At December 31, 1999, scheduled maturities of FHLB borrowings are as follows:


                      For the year ending December 31,
                         2000 .............................................................................. $        10,000
                         2001 ..............................................................................          10,000
                         2002 ..............................................................................          10,000
                         2003 ..............................................................................          10,000
                         2004 ..............................................................................          10,000
                         Due after five years ..............................................................           5,000
                                                                                                             ----------------
                                                                                                             $        55,000
                                                                                                             ================


NOTE 8.  EMPLOYEE BENEFIT PLAN

The Bank has a 401(k) salary deferral plan which allows employees to defer up to 15% of their salary with partially matching Bank contributions. Bank contributions to this plan charged to expense amounted to $16,154 and $16,015 in 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 9.  INCOME TAXES

Income tax expense consists of the following:

                                                                                             Years Ended December 31,
                                                                                       --------------------------------------
                                                                                              1999                 1998
                                                                                       -----------------    -----------------

                      Current ........................................................ $        504,279     $        171,082
                      Deferred .......................................................           10,691              173,529
                                                                                       -----------------    -----------------
                                                                                       $        514,970     $        344,611
                                                                                       =================    =================

The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                      Years Ended December 31,
                                                                       -------------------------------------------------------
                                                                                 1999                         1998
                                                                       -------------------------    --------------------------
                                                                         Amount        Percent         Amount        Percent
                                                                       ------------   ----------    -------------   ----------

                       Tax provision at statutory rate ............... $   489,733        34 %      $    321,738        34 %
                       Increase resulting from:
                          Other items, net ...........................      25,237         2              22,873         2
                                                                       ------------   ----------    -------------   ----------
                       Income tax expense ............................ $   514,970        36 %      $    344,611        36 %
                                                                       ============   ==========    =============   ==========

The components of deferred income taxes are as follows:

                                                                                                   December 31,
                                                                                      ---------------------------------------
                                                                                            1999                  1998
                                                                                      -----------------     -----------------
                     Deferred tax assets:
                        Allowance for loan losses ................................... $        256,143      $        256,143
                        Non accrual loan interest receivable ........................           27,752                26,381
                        Securities available for sale ...............................           25,000                     -
                                                                                      -----------------     -----------------
                                                                                               308,895               282,524
                                                                                      -----------------     -----------------

                     Deferred tax liabilities:
                        Premises and equipment ......................................           73,172                80,192
                        Other .......................................................           21,382                 2,300
                        Securities available for sale ...............................                -                 7,000
                                                                                      -----------------     -----------------
                                                                                                94,554                89,492
                                                                                      -----------------     -----------------

                     Net deferred tax assets ........................................ $        214,341      $        193,032
                                                                                      =================     =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 10. EARNINGS PER COMMON SHARE

The following is a reconciliation of net income (the numerator and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share.

                                                                                  Year Ended December 31, 1999
                                                                    ---------------------------------------------------------
                                                                       Income               Shares          Per Share Amount
                                                                    (Numerator)          (Denominator)
                                                                    ---------------   ------------------   -----------------

                        Basic earnings per share
                           Net income ........................... $        925,422               415,104    $           2.23
                                                                                                            =================

                        Effect of Dilutive Securities
                           Stock options and warrants ...........                -                32,620
                                                                  -----------------    ------------------

                        Dilutive earnings per share
                           Net income ........................... $        925,422               447,724    $           2.07
                                                                  =================    ==================   =================

                                                                                  Year Ended December 31, 1998
                                                                    --------------------------------------------------------
                                                                       Income               Shares             Per Share
                                                                    (Numerator)         (Denominator)           Amount
                                                                   ----------------   -------------------   ----------------

                        Basic earnings per share
                           Net income ........................... $        601,678               409,305    $          1.47
                                                                                                            ================

                        Effect of Dilutive Securities
                           Stock options and warrants ...........                -                     -
                                                                  -----------------    ------------------

                        Dilutive earnings per share
                           Net income ........................... $        601,678               409,305    $          1.47
                                                                  =================   ===================   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 11. STOCK WARRANTS AND STOCK OPTION PLAN

Stock Warrants

In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase one share of common stock for each share purchased by them in the Company's common stock offering. The warrants became exercisable on the date the Bank opened for business and are exercisable in whole or in part at any time during the ten year period following that date, at an exercise price equal to $10 per share unless the Bank is required to raise capital to meet regulatory guidelines. In the event this occurs, the exercise price will be the greater of $10 per share or the book value per share of the common stock as reflected in the Company's quarterly financial report for the quarter ended immediately prior to the exercise of the warrant. The warrants are nontransferable, other than by will or the laws of descent and distribution, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. At December 31, 1999 and 1998, there were 137,500 warrants outstanding.

Stock Option Plan

The Company has options outstanding under the stockholder-approved 1997 Stock Option Plan (the "1997 Plan"). Options granted under the 1997 Plan are one of two types: (i) those which qualify for treatment as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options") or (ii) those which do not so qualify ("Nonqualified Stock Options"). The 1997 Plan provides that not more than 125,000 shares in the aggregate be issued for Incentive Stock Options and Nonqualified Stock Options. The exercise price of an Incentive Stock Option shall not be less than the fair value at the date of grant. The exercise price of a Nonqualified Stock Option shall be determined by the Board on the date granted.

In addition to the options available under the 1997 Plan, in April 1997, the Board granted options for 10,926 shares of common stock with a $10 exercise price to the President and CEO of the Bank provided that he exercises one-half of the options within twelve months and the remainder within twenty-four months. The officer exercised 5,463 options during each year ended December 31, 1999 and 1998. At December 31, 1999, there were no options outstanding outside of the 1997 Plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 11. STOCK WARRANTS AND STOCK OPTION PLAN (Continued)

Stock Option Plan (Continued)

A summary of the status of the 1997 Plan at December 31, 1999 and 1998, and changes during the years ended on those dates is as follows:

                                                                              1999                           1998
                                                                  -----------------------------   ----------------------------
                                                                                  Weighted-                      Weighted-
                                                                                   Average                        Average
                                                                                   Exercise                       Exercise
                                                                    Number          Price           Number         Price
                                                                  ----------    --------------    ----------   --------------
                        Under option, beginning of year .........     58,117    $        10.00        39,640   $        10.00
                           Granted ..............................      4,901             11.96        20,510            10.00
                           Forfeited ............................          -                 -       (2,033)            10.00
                                                                  -----------                     -----------

                        Under option, end of year ..............      63,018             10.33        58,117            10.00
                                                                  ===========                     ===========

                        Exercisable at end of year .............      44,070                          33,992
                                                                  ===========                     ===========


                        Available for grant at end of year .....      61,982                          66,883
                                                                  ===========                     ===========


                        Weighted-average fair value per option
                           of options granted during the year ..      $ 5.55                          $ 3.97
                                                                  ===========                     ===========

Additional information about options outstanding at December 31, 1999 is as follows:


                                                                                           Options
                                                          Options Outstanding            Exercisable
                                                   ----------------------------------   ---------------
                                                                         Weighted-
                                                                          Average
                                     Exercise           Number          Contractual         Number
                                      Price          Outstanding       Life in Years     Outstanding
                                  ---------------  -----------------   --------------   ---------------


                                  $        10.00             58,218              6.7            44,070
                                           12.00              4,800             10.0                 -
                                                   -----------------                    ---------------
                                                             63,018              6.9            44,070
                                                   =================                    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 11. STOCK WARRANTS AND STOCK OPTION PLAN (Continued)

Stock Option Plan (Continued)

As permitted under generally accepted accounting principles, grants under the 1997 Plan are accounted for following the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per share would have been reduced as follows:

                                                                             Year Ended December 31,
                                                        -------------------------------------------------------------------
                                                                      1999                              1998
                                                        ---------------------------------  --------------------------------
                                                                            Basic and                         Basic and
                                                                             Diluted                           Diluted
                                                              Net           Net Income           Net          Net Income
                                                             Income         Per Share          Income         Per Share
                                                        ----------------- ---------------  ---------------- ---------------

                       As reported .................... $        925,422  $         2.23   $       601,678  $         1.47
                       Stock based compensation,
                          net of related tax effect ...         (29,828)          (0.07)          (52,976)          (0.13)
                                                        ----------------- ---------------  ---------------- ---------------

                       As adjusted                      $        895,594  $         2.16   $       548,702  $         1.34
                                                        ================= ===============  ================ ===============

The fair value of the options granted in 1999 was based upon the discounted value of future cash flows of the options using the following assumptions:

  Risk-free interest rate                                              6.28%
  Expected life of the options                                         10 years
  Expected dividends (as a percent of the fair value of the stock)     0.00%
  Expected volatility                                                  0.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES

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

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Bank's commitments is as follows:

                                                                                                  December 31,
                                                                                      --------------------------------------
                                                                                             1999                 1998
                                                                                      -----------------    -----------------

                      Commitments to extend credit .................................. $      7,164,000     $      4,959,000
                      Standby letters of credit .....................................          102,500              120,000
                                                                                      -----------------    -----------------
                                                                                      $      7,266,500     $      5,079,000
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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 12. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 13. CONCENTRATIONS OF CREDIT

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

Approximately seventy-two percent (72%) of the Company's loan portfolio is concentrated in real estate loans. A substantial portion of these loans are secured by real estate in the Bank's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Bank's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Bank is subject to certain statutory requirements which generally provide that the Bank may not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's unimpaired capital and surplus (as defined by the Bank's regulatory authorities), or approximately $1,011,000.

The Bank has a concentration of funds on deposit at its primary correspondent bank at December 31, 1999 as follows:

    Federal funds sold .................................... $         645,000
    Correspondent commercial checking account .............         1,589,778
                                                            ------------------
                                                            $       2,234,778
                                                            ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 14. Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, approximately $817,400 of retained earnings were available for dividend declaration without regulatory approval.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from The Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 14. REGULATORY MATTERS (Continued)

The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well
                                                                                 For Capital             Capitalized Under
                                                                                  Adequacy               Prompt Corrective
                                                       Actual                     Purposes               Action Provisions
                                             ---------------------------   ------------------------  --------------------------
                                                 Amount         Ratio          Amount       Ratio        Amount        Ratio
                                             ----------------  ---------   ---------------  -------  ---------------  ---------

         As of December 31, 1999
           Total Capital to Risk Weighted Assets
                Consolidated ............... $     5,524,300      11.3%    $    3,928,000     8.0%         - - - N/A - - -
                Bank ....................... $     5,941,100      12.1%    $    3,928,000     8.0%   $    4,909,900      10.0%
           Tier I Capital to Risk Weighted Assets
                Consolidated ............... $     4,900,600      10.0%    $    1,964,000     4.0%         - - - N/A - - -
                Bank ....................... $     5,317,400      10.8%    $    1,964,000     4.0%   $    2,946,000       6.0%
           Tier I Capital to Average Assets
                Consolidated ............... $     4,900,600       7.7%    $    2,558,200     4.0%         - - - N/A - - -
                Bank ....................... $     5,317,400       8.3%    $    2,558,200     4.0%   $    3,197,700       5.0%

         As of December 31, 1998
           Total Capital to Risk Weighted Assets
                Consolidated ............... $    4,421,400       11.5%   $    3,085,200      8.0%        - - - N/A - - -
                Bank ....................... $    4,860,400       12.6%   $    3,085,200      8.0%  $     3,856,500      10.0%
           Tier I Capital to Risk Weighted Assets
                Consolidated ............... $    3,929,500       10.2%   $    1,542,600      4.0%        - - - N/A - - -
                Bank ....................... $    4,368,500       11.3%   $    1,542,600      4.0%  $     2,313,900       6.0%
           Tier I Capital to Average Assets
                Consolidated ............... $    3,929,500        7.2%   $    2,177,500      4.0%        - - - N/A - - -
                Bank ....................... $    4,368,500        8.0%   $    2,177,500      4.0%  $     2,721,900       5.0%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Cash and Due From Banks and Federal Funds Sold

The carrying amounts of cash and due from banks and Federal funds sold approximate their fair value.

Securities

Fair values for securities classified as available for sale and held to maturity are based on available quoted market prices. The carrying values of other investments with no readily determinable fair value approximate fair values.

Loans

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Deposits

The carrying amounts of demand deposits and savings deposits approximate their fair values. Fair values for certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

Federal Funds Purchased

The carrying amounts of Federal funds purchased approximate their fair values.

Notes Payable

For variable-rate notes payable that reprice frequently, the carrying amounts approximate fair values.

Federal Home Loan Bank Borrowings

The fair values of the Company's borrowings from the FHLB are estimated using discounted cash flow models, using current market interest rates offered on similar types of borrowing arrangements.

Off-Balance Sheet Instruments

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values and related carrying values of the Company's financial instruments were as follows:

                                                              December 31, 1999                    December 31, 1998
                                                       ---------------------------------   ----------------------------------
                                                          Carrying            Fair              Carrying            Fair
                                                           Amount            Value               Amount            Value
                                                       ----------------  ---------------   -----------------  ---------------
                  Financial assets:
                     Cash and due from banks and
                        Federal funds sold ........... $     4,922,212   $    4,922,212    $     11,583,359   $   11,583,359
                                                       ================  ===============   =================  ===============

                     Investments in securities ....... $     8,256,603   $    8,207,793    $      4,753,962   $    4,753,962
                                                       ================  ===============   =================  ===============


                     Loans ........................... $    54,168,453   $   54,219,600    $     41,989,950   $   40,869,961
                     Allowance for loan losses .......       1,422,689                -           1,274,285                -
                                                       ----------------  ---------------   -----------------  ---------------

                                Loans, net ........... $    52,745,764   $   54,219,600    $     40,715,665   $   40,869,961
                                                       ================  ===============   =================  ===============


                  Financial liabilities:
                     Noninterest-bearing demand ...... $    11,090,409   $   11,090,409    $     12,695,085   $   12,695,085
                     Interest-bearing demand .........      13,136,785       13,136,785          11,707,125       11,707,125
                     Savings .........................       1,999,607        1,999,607           1,973,434        1,973,434
                     Time deposits ...................      34,647,620       34,810,000          27,924,709       28,070,996
                                                       ----------------  ---------------   -----------------  ---------------

                                Total deposits ....... $    60,874,421   $   61,036,801    $     54,300,353   $   54,446,640
                                                       ================  ===============   =================  ===============


                  Federal funds purchased ............ $     1,250,000   $    1,250,000    $              -   $            -
                                                       ================  ===============   =================  ===============

                  Notes payable, director ............ $       500,000   $      500,000    $        500,000   $      500,000
                                                       ================  ===============   =================  ===============

                  Other borrowings ................... $        55,000   $       53,700    $         65,000   $       64,500
                                                       ================  ===============   =================  ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of FNC Bancorp, Inc. and statements of income and cash flows as of and for the years ended December 31, 1999 and 1998.

                                                       CONDENSED BALANCE SHEETS
                                                                                               1999                 1998
                                                                                       ------------------    -----------------

                   Assets
                      Cash ........................................................... $         169,709     $        136,439
                      Investment in subsidiary .......................................         5,268,408            4,382,517
                      Other assets, due from subsidiary ..............................           336,909                    -
                                                                                       ------------------    -----------------

                              Total assets ........................................... $       5,775,026     $      4,518,956
                                                                                       ==================    =================

                   Liabilities
                      Notes payable, directors ....................................... $         500,000     $        500,000
                      Other liabilities ..............................................           423,434               75,416
                                                                                       ------------------    -----------------

                              Total liabilities ......................................           923,434              575,416
                                                                                       ------------------    -----------------

                   Stockholders' equity ..............................................         4,851,592            3,943,540
                                                                                       ------------------    -----------------

                              Total liabilities and stockholders' equity ............. $       5,775,026     $      4,518,956
                                                                                       ==================    =================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                         CONDENSED STATEMENTS OF INCOME


                                                                                             1999                 1998
                                                                                      -----------------     ----------------

                   Income, interest ................................................  $          6,481      $         2,467
                                                                                      -----------------     ----------------

                   Expense
                      Interest .....................................................            35,455               36,872
                      Other expense ................................................             6,495               20,674
                                                                                      -----------------     ----------------
                                                                                                41,950               57,546
                                                                                      -----------------     ----------------

                              Loss before income tax benefits and
                                  equity in undistributed earnings
                                                     of subsidiary .................          (35,469)             (55,079)

                   Income tax benefits .............................................          (12,000)             (16,847)
                                                                                      -----------------     ----------------

                              Loss before equity in undistributed
                                   earnings of subsidiary ..........................          (23,469)             (38,232)

                   Equity in undistributed earnings  of subsidiary .................           948,891              639,910
                                                                                      -----------------     ----------------

                              Net income ...........................................  $        925,422      $       601,678
                                                                                      =================     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             1999                  1998
                                                                                     -------------------   -------------------
                    OPERATING ACTIVITIES
                       Net income .................................................  $          925,422    $          601,678
                                                                                     -------------------   -------------------
                       Adjustments to reconcile net income to net
                          cash provided by (used in) operating activities:
                          Undistributed earnings of subsidiary ....................            (948,891)             (639,910)
                          Increase in due from subsidiary .........................            (336,909)                    -
                          Decrease  in deferred tax assets ........................                   -                27,876
                          Increase  in interest payable ...........................              27,999                36,871
                          Increase  in taxes payable ..............................             320,019                     -
                                                                                     -------------------   -------------------

                            Total adjustments .....................................            (937,782)             (575,163)
                                                                                     -------------------   -------------------

                            Net cash provided by (used in) operating activities ...             (12,360)               26,515
                                                                                     -------------------   -------------------

                    FINANCING ACTIVITIES
                       Purchase of treasury stock .................................              (9,000)                    -
                       Proceeds from issuance of common stock .....................              54,630                54,630
                                                                                     -------------------   -------------------


                            Net cash provided by financing activities .............              45,630                54,630
                                                                                     -------------------   -------------------

                    Net increase in cash ..........................................              33,270                81,145

                    Cash at beginning of year .....................................             136,439                55,294
                                                                                     -------------------   -------------------

                    Cash at end of year ...........................................  $          169,709    $          136,439
                                                                                     ===================   ===================
