Form 10QSB
period 2000-03-31
FNC BANCORP INC
filed 2000-05-09
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

The number of shares outstanding of the Issuer's class of common stock at March 31, 2000 was 416,636 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes       No   X
                                                                -----     ----

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                        PAGE
Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2000
            (Unaudited) and December 31, 1999 .........................................  3

         Consolidated Statements of Income (Unaudited) - Three
            Month Periods Ended March 31, 2000 and 1999 ...............................  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Three Month Periods Ended March 31, 2000 and 1999 .........................  6

         Consolidated Statements of Cash Flows (Unaudited) - Three
            Month Periods Ended March 31, 2000 and 1999 ...............................  7

         Notes to Consolidated Financial Statements ...................................  8

   Item 2.  Management's Discussion and Analysis or Plan of Operation .................  9

Part II - Other Information

   Item 1.  Legal Proceedings .........................................................  14
   Item 2.  Changes in Securities .....................................................  14
   Item 3.  Defaults Upon Senior Securities ...........................................  14
   Item 4.  Submission of Matters to a Vote
              of Security Holders .....................................................  14
   Item 5.  Other Information .........................................................  14
   Item 6.  Exhibits and Reports on Form 8-K ..........................................  14

Signatures ............................................................................  14
















                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,      DECEMBER 31,
                                                                           2000             1999
                                                                       ------------      ----------
                  Assets                                                (UNAUDITED)

Cash and due from banks .............................................. $ 3,904,065      $ 3,394,212
Federal funds sold ...................................................   2,138,000        1,528,000
Securities available-for-sale, at fair value .........................   3,420,213        3,479,190
Securities held-to-maturity, at cost .................................   4,778,888        4,777,413

Loans ................................................................  57,018,296       54,168,453
Less allowance for loan losses .......................................   1,511,163        1,422,689
                                                                       -----------      -----------
      Loans, net .....................................................  55,507,133       52,745,764

Premises and equipment, net ..........................................   2,170,197        1,849,122
Other assets .........................................................   1,263,868        1,079,603
                                                                       -----------      -----------

      Total assets ................................................... $73,182,364      $68,853,304
                                                                       ===========      ===========

                  Liabilities and Stockholders' Equity

Deposits

     Noninterest-bearing demand ...................................... $12,185,599      $11,090,409
     Interest-bearing demand .........................................  12,922,886       13,136,785
     Savings .........................................................   2,284,107        1,999,607
     Time, $100,000 and over .........................................  13,222,032       10,724,505
     Other time ......................................................  25,446,287       23,923,115
                                                                       -----------      -----------
         Total deposits ..............................................  66,060,911       60,874,421
Federal funds purchased ..............................................           -        1,250,000
Notes payable to directors ...........................................     500,000          500,000
Advances from Federal Home Loan Bank .................................      55,000           55,000
Other ................................................................   1,441,788        1,322,291
                                                                       -----------      -----------

         Total liabilities ...........................................  68,057,699       64,001,712


Stockholders' equity

     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 416,636 shares issued and
         Outstanding .................................................     416,636          416,636
     Capital surplus .................................................   3,708,875        3,708,875
     Retained earnings ...............................................   1,071,154          784,081
     Accumulated other comprehensive income (loss) ...................     (63,000)         (49,000)
                                                                       -----------      -----------
                                                                         5,133,665        4,860,592

     Less cost of treasury stock, 500 shares .........................       9,000            9,000
                                                                       -----------      -----------
         Total stockholders' equity ..................................   5,124,665        4,851,592
                                                                       -----------      -----------

         Total liabilities and stockholders' equity .................. $73,182,364      $68,853,304
                                                                       ===========      ===========




                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           2000             1999
                                                                       -----------      -----------
Interest income
     Interest and fees on loans ...................................... $ 1,370,688      $ 1,084,429
     Interest on taxable securities ..................................     120,433           68,173
     Tax-exempt securities ...........................................       3,203                -
     Interest on Federal funds sold ..................................      30,491           51,236
                                                                       -----------      -----------
                                                                         1,524,815        1,203,838

Interest expense
     Interest on deposits ............................................     626,673          484,236
     Interest on Federal funds purchased .............................       1,859                -
     Interest on advances from FHLB ..................................         966            1,120
     Interest on stockholder loan ....................................       9,708            9,375
                                                                       -----------      -----------
                                                                           639,206          494,731
                                                                       -----------      -----------

         Net interest income .........................................     885,609          709,107
Provision for loan losses ............................................           0                0
                                                                       -----------      -----------
         Net interest income after provision for loan losses .........     885,609          709,107

Other income

     Service charges on deposit accounts .............................     119,740          122,592
     Insurance commissions ...........................................      18,127           11,162
     Origination fees on mortgage loans ..............................         776           19,494
     Other ...........................................................      25,074           25,233
                                                                       -----------      -----------
                                                                           163,717          178,481
                                                                       -----------      -----------

Other expenses

     Salaries and employee benefits ..................................     360,656          322,962
     Equipment expense ...............................................      48,098           41,014
     Occupancy expense ...............................................      27,980           28,106
     Advertising expense .............................................      12,341            8,183
     Audit and accounting ............................................      16,000           15,000
     Consulting fees .................................................       7,000                -
     Data Processing expenses ........................................      27,562           21,740
     Printing and office supplies ....................................      14,536           15,981
     Other operating expenses ........................................     104,580           89,424
                                                                       -----------      -----------
                                                                           618,753          542,410
                                                                       -----------      -----------

        Income before income taxes ...................................     430,573          345,178

Applicable income taxes ..............................................     143,500          132,350
                                                                       -----------      -----------

         Net income .................................................. $   287,073      $   212,828
                                                                       ===========      ===========

Basic earnings per common share ...................................... $      0.69      $      0.52
                                                                       ===========      ===========
Diluted earnings per common share .................................... $      0.62      $      0.52
                                                                       ===========      ===========




                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2000            1999
                                                                       ------------     -----------

Net income ........................................................... $    287,073     $   212,828

Other comprehensive income (loss):

   Net unrealized holding gains (losses) arising during
         Period, net of tax (benefit) of ($7,000) and ($10,000) ......      (14,000)        (19,000)
                                                                       ------------     -----------

Comprehensive income ................................................. $    273,073     $   193,828
                                                                       ============     ===========








































                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                            Accumulated
                          Common stock           Additional      Retained      Other
                     Number of        Par          Paid-in       Earnings  Comprehensive   Treasury
                       Shares        Value         Capital       (Deficit) Income (loss)    Stock            Total
                      -------      ---------     -----------    ----------   --------      --------       -----------

Balance,
December 31, 1998 ... 411,173      $ 411,173     $ 3,659,708    $ (141,341)  $ 14,000      $      -       $ 3,943,540

Net income (loss) ...       -              -               -       212,828          -             -           212,828

Other comprehensive
   income (loss) ....       -              -               -             -    (19,000)            -           (19,000)
                      -------      ---------     -----------    ----------   --------      --------       -----------

Balance,
March 31, 1999
(unaudited) ......... 411,173      $ 411,173     $ 3,659,708    $   71,487   $ (5,000)     $      -       $ 4,137,368
                      =======      =========     ===========    ==========   ========      ========       ===========

Balance,
December 31, 1999 ... 416,636      $ 416,636     $ 3,708,875    $  784,081   $(49,000)    $  (9,000)      $ 4,851,592

Net income ..........       -              -               -       287,073          -             -           287,073

Other comprehensive
   income (loss) ....       -              -               -             -    (14,000)            -           (14,000)
                      -------      ---------     -----------    ----------   --------     ---------       -----------
Balance,
March 31, 2000
(unaudited) ......... 416,636      $ 416,636     $ 3,708,875    $1,071,154   $(63,000)    $  (9,000)      $ 5,124,665
                      =======      =========     ===========    ==========   ========     =========       ===========






















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2000          1999
                                                                       --------------  -------------
Operating Activities:
   Net Income ........................................................ $      287,073  $     212,828

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ....................................................         37,900         34,268
     Provision for loan losses .......................................              -              -
     (Increase) decrease in interest receivable ......................        (47,925)       106,025
     Increase (decrease) in interest payable .........................        (25,864)        (1,205)
     Increase (decrease) in income taxes payable .....................       (181,409)       132,350
     Other prepaids, deferrals and accruals, net .....................        233,932       (130,323)
                                                                       --------------   ------------
         Total adjustments ...........................................         16,634        141,115
                                                                       --------------   ------------

Net cash provided by operating activities ............................        303,707        353,943
                                                                       --------------   ------------

Investing Activities:
     (Increase) decrease in Federal funds sold .......................      (610,000)     (1,471,000)
     Increase (decrease) in Federal funds purchased ..................    (1,250,000)              -
     Proceeds from maturities of securities available for sale .......             -       1,500,000
     Purchases of securities available for sale ......................             -      (1,480,875)
     Purchase of securities held to maturity .........................             -         (49,807)
     Net (increase) decrease in loans ................................    (2,761,369)     (2,144,269)
     Purchase of premises and equipment ..............................      (358,975)        (47,688)
                                                                       -------------    ------------

   Net cash used in investing activities .............................    (4,980,344)     (3,693,639)
                                                                       -------------    ------------

Financing Activities:
     Increase in time deposits .......................................     4,020,699       3,001,129
     Increase (decrease) in other deposits ...........................     1,165,791      (2,742,368)
                                                                       -------------    ------------

   Net cash provided by financing activities .........................     5,186,490         258,761
                                                                       -------------    ------------

Net increase (decrease) in cash and due from bands ................... $     509,853    $ (3,080,935)

Cash and due from banks at beginning of quarter ......................     3,394,212       5,617,359
                                                                       -------------   -------------

Cash and due from banks at end of quarter ............................ $   3,904,065   $   2,536,424
                                                                       =============   =============

Supplemental Disclosures Cash paid during the year for:

   Interest .......................................................... $     665,070   $     495,936
   Income taxes ...................................................... $     314,532   $       4,890

Non-Cash Transaction

Net change in unrealized gains (losses) on securities
   available for sale ................................................ $     (14,000)  $     (19,000)




                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of management,  all  adjustments  (consisting of normal and recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2000.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes  included in the Company's  annual report to stockholders for the year ended December 31, 1999, and in the Company's annual 10-KSB.




Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $287,073 for the three months ended March 31, 2000 compared to $212,828 for the three months ended March 31, 1999. Net interest income after provision for loan losses was $885,609 and $709,107 for the three months ended
March 31, 2000 and 1999, respectively. There was no provision for loan losses for the three months ended March 31, 2000 and 1999, respectively. Non-interest income totaled $163,717 and $178,481 for the three months ended March 31, 2000 and 1999, respectively. Non-interest expenses totaled $618,753 and $542,410 for the three months ended March 31, 2000 and 1999, respectively.

The following table  summarizes the results of operations of the Company for the three month period ended March 31, 2000 and 1999.
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         2000          1999
                                                                       --------      --------
                                                                            (IN THOUSANDS)

Interest income ...................................................... $  1,525      $  1,204
Interest expense .....................................................     (639)        ( 495)
                                                                       --------      --------
Net interest income ..................................................      886           709
Provision for loan losses ............................................       (0)           (0)
Noninterest income ...................................................      164           178
Noninterest expense ..................................................     (619)         (542)
                                                                       --------      --------
Income (loss) before taxes ...........................................      431           345
Income (taxes) benefit ...............................................     (144)         (132)
                                                                       --------      --------
Net income (loss) .................................................... $    287      $    213
                                                                       ========      ========


Interest Income

Total interest income increased approximately $321,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $43.1 million for the three months ended March 31, 1999 to approximately $54.1 million for the three months ended March 31, 2000.
The effect of this change increased interest income earned on the loan portfolio from approximately $1,084,000 for the three months ended March 31, 1999 to approximately $1,371,000 for the three months ended March 31, 2000, an increase of $287,000.

Interest earned on investment  securities  increased from approximately  $68,000 for the three  months  ended March 31, 1999 to  approximately  $124,000  for the three  months ended March 31, 2000,  an increase of $56,000.  This  increase was from the effect of an  increase  in the  average  taxable  investment  portfolio balance  from  approximately  $4.8  million for the three months ended March 31,
1999 to approximately $8.2 million for the three months ended March 31, 2000.




Interest earned on federal funds sold decreased from  approximately  $51,000 for the three  months  ended March 31, 1999 to  approximately  $30,000 for the three months ended March 31, 2000, a decrease of $21,000.  This  decrease was from the
effect  of  a  decrease  in  the  average   federal   funds  sold  balance  from
approximately  $4.3  million  for the  three  months  ended  March  31,  1999 to approximately $2.1 million for the three months ended March 31, 2000.

Interest Expense

Total interest expense increased approximately $144,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase is attributed to the factors explained in the following information.

This  increase was the effect of an increase in the average  amount of deposits.
Deposits increased from $51.4 million for the three months ended March 31, 1999 to $63.9 million for the three months ended March 31, 2000. Interest expense on interest-bearing deposits increased from approximately $484,000 for the quarter ended March 31, 1999 to approximately $627,000 for the quarter ended March 31, 2000, an increase of $143,000. These increased deposits were generated primarily in interest-bearing deposits, thus increasing the average costs of funds from 3.76% at March 31, 1999, to 3.92% at March 31, 2000.

At March 31,  2000,  the Bank had  advances  from the Federal  Home Loan Bank of
$55,000 at an average rate of 6.99%. Interest expense incurred for the three months ended March 31, 2000 totaled approximately $1,000 and approximately
$1,100 for the three months ended March 31, 1999.

The Company also had interest expense during the three months ended March 31, 2000 of approximately $10,000 and approximately $9,000 for the three months ended March 31, 1999, on notes payable to directors in the amount of $500,000.
The rate of interest is prime less 1% which resulted in an average rate during the period of 7.68%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three month periods ended March 31, 2000 and 1999.
                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               2000           1999
                                                                              ------         ------
Service charges on deposit accounts ......................................... $  120         $  123
Insurance Commissions .......................................................     18             11
Mortgage origination income .................................................      1             19
Other operating income ......................................................     25             25
                                                                              ------         ------

         Total noninterest income ........................................... $  164         $  178
                                                                              ======         ======













Service charges on deposit accounts for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, decreased approximately
$3,000. This decrease was related primarily to a decrease in NSF fees of approximately $8,000, other service charges actually increased approximately
$5,000. All other income totaled approximately $44,000 and $56,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease of $12,000 is primarily attributable to a decrease in Mortgage origination income.

Noninterest Expenses

The following  table presents the principal  components of noninterest  expenses for the three month periods ended March 31, 2000 and 1999.
                                                                                THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2000           1999
                                                                                ------         ------
Salaries and employee benefits ...............................................  $  361         $  323
Equipment expenses ...........................................................      48             41
Occupancy expenses ...........................................................      28             28
Advertising ..................................................................      12              8
Audit and accounting .........................................................      16             15
Consulting fees ..............................................................       7              -
Data processing ..............................................................      28             22
Printing and office supplies .................................................      15             16
Other operating expenses .....................................................     104             89
                                                                                ------         ------

         Total noninterest expense ...........................................  $  619         $  542
                                                                                ======         ======

Noninterest expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, increased approximately $77,000. Salaries and employee benefits increased approximately $38,000 for the three months ended
March 31, 2000 as compared to the three months ended March 31,1999. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately
$39,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This increase was due to several factors, including a new building annex that was completed this quarter, costing a total in capitalized costs of approximately $498,000 for the building and $95,000, for the new equipment. Data processing costs increased approximately $6,000 and Consulting fees also increased approximately $7,000.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2000 and March 31, 1999 was $0. The balance of the allowance for loan losses was approximately $1,511,000 (approximately 2.65% of outstanding loans) at March 31, 2000 and approximately $1,348,000 (approximately 3.05% of outstanding loans) at March 31, 1999. Actual loan recoveries net of charge-offs were approximately
$88,000 for the three months ended March 31, 2000 and approximately $74,000 for the three months ended March 31, 1999. Non-accrual loans were approximately
$548,000  at March  31,  2000  compared  to  $390,000  at  March  31,  1999.  In determining an adequate level of loan loss reserve, such loans were included in such consideration.



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

Income Taxes

The provision for income taxes reflects an effective rate of 34% for the three months ended March 31, 1999 and March 31, 2000.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $73.2 million at March 31, 2000 and approximately $68.9 million at December 31, 1999. Representing an increase of approximately $4.3 million.
During the three months ended March 31, 2000, operations generated $.3 million, deposits increased by $5.1 million, providing $5.4 million of funds available which were used to increase cash and due from banks by $.5 million, increase
Federal funds sold by $.6 million, decrease Federal funds purchased by $1.2 million, increase the banks' investment in fixed assets by $.3 million and increase loans by $2.8 million.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators.  At March
31, 2000, a comparison of the minimum required, and actual capital ratios are as follows:
                                                                              To Be Well
                                                        For Capital       Capitalized Under
                                                         Adequacy         Prompt Corrective
                                    Actual               Purposes         Action Provisions
                              -----------------      -----------------    -----------------
                              Amount      Ratio      Amount      Ratio     Amount     Ratio
                              ------      -----      ------      -----     ------     -----
                                                   (Dollars in thousands)

As of March 31, 2000
Total Capital

(to Risk Weighted Assets)     $6,269      12.10%     $4,144       8%       $5,180       10%
Tier 1 Capital
(to Risk Weighted Assets)     $5,611      10.83%     $2,072       4%       $3,108        6%
Tier 1 Capital
(to Average Assets)           $5,611       7.67%     $2,925       4%       $3,656        5%

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




The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements. At March 31, 2000, the Company's cash and due from banks were  approximately  $3.9 million and its federal  funds sold were  approximately  $2.1 million.  All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately
$7.9 million at March 31, 1999, can also be used to meet liquidity requirements, to the extent the  investments  are not pledged.  At March 31, 2000,  the market value of pledged securities was $5.1 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $55,000 at March 31, 2000, at an average rate of 6.99%.




                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

     Exhibit No.

           27.1                                      Financial Data Schedule

(B)      Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     March 31, 2000.

                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FNC BANCORP, INC.
                                            -----------------------------------
                                            (Registrant)


Date May 9, 2000                             By/s/ Jeffrey W. Johnson
     -------------------------------         ----------------------
                                             Jeffrey W. Johnson
                                             President & CEO

                                     PAGE 14