Form 10QSB
period 2000-06-30
FNC BANCORP INC
filed 2000-08-14
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

The number of shares outstanding of the Issuer's class of common stock at June 30, 2000 was 416,636 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes        No   X
                                                                  -----   -----

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                        PAGE
Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2000
            (Unaudited) and December 31, 1999 ...........................................  3

         Consolidated Statements of Income (Unaudited) - Three and Six
            Month Periods Ended June 30, 2000 and 1999 ..................................  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Six Month Periods Ended June 30, 2000 and 1999 ..............................  6

         Consolidated Statements of Cash Flows (Unaudited) - Six
            Month Periods Ended June 30, 2000 and 1999 ..................................  7

         Notes to Consolidated Financial Statements .....................................  8

   Item 2.  Management's Discussion and Analysis or Plan of Operation ...................  9

Part II - Other Information

   Item 1.  Legal Proceedings ........................................................... 14
   Item 2.  Changes in Securities ....................................................... 14
   Item 3.  Defaults Upon Senior Securities ............................................. 14
   Item 4.  Submission of Matters to a Vote
              of Security Holders ....................................................... 14
   Item 5.  Other Information ........................................................... 14
   Item 6.  Exhibits and Reports on Form 8-K ............................................ 14

Signatures .............................................................................. 14
















                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2000            1999
                                                                          ---------      -----------
                  Assets                                                 (UNAUDITED)

Cash and due from banks ................................................ $4,020,975      $ 3,394,212
Federal funds sold .....................................................          -        1,528,000
Securities available-for-sale, at fair value ...........................  3,465,836        3,479,190
Securities held-to-maturity, at cost ...................................  4,780,363        4,777,413

Loans .................................................................. 59,617,851       54,168,453
Less allowance for loan losses .........................................  1,505,327        1,422,689
                                                                         ----------      -----------
Loans, net ............................................................. 58,112,524       52,745,764

Premises and equipment, net ............................................  2,172,173        1,849,122
Other assets ...........................................................  1,246,998        1,079,603
                                                                         ----------      -----------

                                                                        $73,798,869      $68,853,304
                                                                        ===========      ===========

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ....................................... $ 9,204,413      $11,090,409
     Interest-bearing demand ..........................................  11,506,883       13,136,785
     Savings ..........................................................   1,937,488        1,999,607
     Time, $100,000 and over ..........................................  14,430,642       10,724,505
     Other time .......................................................  26,916,444       23,923,115
                                                                        -----------      -----------
         Total deposits ...............................................  63,995,870       60,874,421
Federal funds purchased ...............................................     650,000        1,250,000
Notes payable to directors ............................................     500,000          500,000
Advances from Federal Home Loan Bank ..................................   2,050,000           55,000
Other .................................................................   1,167,840        1,322,291
                                                                        -----------      -----------

         Total liabilities ............................................  68,363,710       64,001,712
                                                                        -----------      -----------

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 416,636 shares issued and
         Outstanding ..................................................     416,636          416,636
     Capital surplus ..................................................   3,708,875        3,708,875
     Retained earnings ................................................   1,377,648          784,081
     Accumulated other comprehensive income (loss) ....................     (59,000)         (49,000)
                                                                        -----------       ----------
                                                                          5,444,159        4,860,592
     Less cost of treasury stock, 500 shares ..........................       9,000            9,000
                                                                        -----------       ----------
         Total stockholders' equity ...................................   5,435,159        4,851,592
                                                                        -----------      -----------

                                                                        $73,798,869      $68,853,304
                                                                        ===========      ===========




                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                                 2000            1999             2000             1999
                                            -----------      -----------      -----------      -----------
 Interest Income
     Interest and fees on loans ........... $ 1,507,408      $ 1,133,931      $ 2,878,096      $ 2,218,360
     Interest on taxable securities .......     121,512           84,499          241,945          152,672
     Interest on nontaxable securities ....       3,190                -            6,393                -
     Interest on Federal funds sold .......      21,984           72,553           52,475          123,789
                                            -----------     ------------      -----------      -----------
                                              1,654,094        1,290,983        3,178,909        2,494,821
                                            -----------     ------------      -----------      -----------

Interest expense
     Interest on deposits .................     676,526          542,885        1,303,199        1,027,121
     Interest on other borrowings .........      38,908            8,684           51,441           19,179
                                            -----------     ------------      -----------      -----------
                                                715,434          551,569        1,354,640        1,046,300
                                            -----------     ------------      -----------      -----------

         Net interest income ..............     938,660          739,414        1,824,269        1,448,521
Provision for loan losses .................           -                -                -                -
                                            -----------     ------------      -----------     ------------
         Net interest income
         after provision for loan losses ..     938,660          739,414        1,824,269        1,448,521

Other income
     Service charges on deposit accounts ..     152,812          117,306          272,552          239,898
     Insurance commissions ................       7,857           10,682           25,984           21,844
     Origination fees on mortgage loans ...       1,624            8,531            2,400           28,025
     Other ................................      21,755           13,615           46,829           38,848
                                           ------------     ------------      -----------     ------------
                                                184,048          150,134          347,765          328,615
                                           ------------     ------------      -----------     ------------

Other expenses
     Salaries and employee benefits .......     368,364          312,681          729,020          635,643
     Equipment expense ....................      51,849           40,153           99,947           81,167
     Occupancy expense ....................      35,963           26,890           63,943           54,996
     Advertising expense ..................       4,464           15,423           16,805           23,606
     Audit and accounting .................      20,004           15,000           36,004           30,000
     Consulting fees ......................       6,000                -           13,000                -
     Data Processing expenses .............      33,073           21,741           60,635           43,481
     Printing and office supplies .........      17,613            9,587           32,149           25,568
     Other operating expenses .............     117,384           96,135          221,964          185,559
                                            -----------     ------------      -----------      -----------
                                                654,714          537,610        1,273,467        1,080,020
                                            -----------     ------------      -----------      -----------

        Income before income taxes ........     467,994          351,938          898,567          697,116

Applicable income taxes ...................     161,500          124,450          305,000          256,800
                                            -----------    -------------      -----------      -----------

         Net income ....................... $   306,494    $     227,488      $   593,567      $   440,316
                                            ===========    =============      ===========      ===========

Basic earnings per common share ........... $       .74    $         .55      $      1.42      $      1.07
                                            ===========    =============      ===========      ===========
Diluted earnings per common share ......... $       .68    $         .52      $      1.31      $      1.02
                                            ===========    =============      ===========      ===========





                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                               2000         1999         2000         1999
                                                            ---------    ---------    ---------    ---------

Net income ................................................ $ 306,494    $ 227,488    $ 593,567    $ 440,316

Other comprehensive income (loss):
   Net unrealized holding gains (losses) arising
     during  the period, net of tax (benefit) of  $2,000
     and ($19,000) for the three months;  ($5,000)
     and ($26,000) for the six months
     ended June 30: .......................................     4,000      (31,000)     (10,000)     (50,000)
                                                            ---------    ---------   ----------   ----------

Comprehensive income ...................................... $ 310,494    $ 196,488   $  583,567   $  390,316
                                                            =========    =========   ==========   ==========





































                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                             Accumulated
                         Common stock           Additional     Retained          Other
                     Number of       Par          Paid-in      Earnings      Comprehensive     Treasury
                       Shares       Value         Capital      (Deficit)      Income (loss)      Stock         Total
                      -------      --------      ----------    ---------         -------        -------      ----------

Balance,
December 31, 1998 ... 411,173      $411,173      $3,659,708    $(141,341)        $14,000        $     -      $3,943,540

Net income (loss) ...       -             -               -      440,316               -              -         440,316

Other comprehensive
   income (loss) ....       -             -               -            -         (50,000)             -         (50,000)
                      -------      --------      ----------    ---------         -------        -------      ----------

Balance,
June 30, 1999
(unaudited) ......... 411,173      $411,173      $3,659,708    $ 298,975         $36,000)       $     -      $4,333,856
                      =======      ========      ==========    =========         =======        =======      ==========

Balance,
December 31, 1999 ... 416,636      $416,636      $3,708,875    $ 784,081        $(49,000)       $(9,000)     $4,851,592

Net income ..........       -             -               -      593,567               -              -         593,567

Other comprehensive
   income (loss) ....       -             -               -            -         (10,000)             -         (10,000)
                      -------     ---------      ----------    ---------        --------        -------      ----------
Balance,
June 30, 2000
(unaudited) ......... 416,636     $ 416,636      $3,708,875   $1,377,648        $(59,000)       $(9,000)     $5,435,159
                      =======     =========      ==========   ==========        ========        =======      ==========






















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                              2000            1999
                                                                       ---------------   --------------
Operating Activities:
   Net Income .......................................................  $       593,567  $       440,316
                                                                       ---------------  ---------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ...................................................           83,410           71,602
     Provision for loan losses ......................................                -                -
     (Increase) decrease in interest receivable .....................         (137,056)         (17,684)
     Increase (decrease) in interest payable ........................          (60,700)          50,965
     Increase (decrease) in income taxes payable ....................         (268,019)         173,120
     Other prepaids, deferrals and accruals, net ....................          144,333         (114,171)
                                                                       ---------------   --------------
         Total adjustments ..........................................        (238,032)          163,832
                                                                       ---------------   --------------

Net cash provided by operating activities ...........................         355,535           604,148
                                                                       --------------    --------------

Investing Activities:
     (Increase) decrease in Federal funds sold ......................        1,528,000        3,869,000
     Increase (decrease) in Federal funds purchased .................         (600,000)               -
     Proceeds from maturities of securities available for sale ......                -        2,159,700
     Purchases of securities available for sale .....................                -       (2,968,429)
     Purchase of securities held to maturity ........................                -       (2,533,378)
     Net (increase) decrease in loans ...............................       (5,366,760)      (6,271,755)
     Purchase of premises and equipment .............................         (406,461)         (77,059)
                                                                       ---------------    -------------

   Net cash used in investing activities ............................       (4,845,221)      (5,821,921)
                                                                       ---------------    -------------

Financing Activities:
     Increase in time deposits ......................................        6,699,466        6,054,940
     Increase (decrease) in other deposits ..........................       (3,578,017)      (2,899,750)
     Advances (Repayment) of Federal Home Loan Bank, net ............        1,995,000           (5,000)
                                                                       ---------------    -------------

   Net cash provided by financing activities ........................        5,116,449        3,150,190
                                                                        --------------    -------------

Net increase (decrease) in cash and due from bands ..................   $      626,763    $  (2,067,583)

Cash and due from banks at beginning of year ........................        3,394,212        5,617,359
                                                                       ---------------    -------------

Cash and due from banks at end of quarter ...........................  $     4,020,975    $   3,549,776
                                                                       ===============    =============

Supplemental Disclosures Cash paid during the year for:
   Interest .........................................................  $    1,415,340     $     995,335
   Income taxes .....................................................  $      524,819     $      96,770

Non-Cash Transaction
Net change in unrealized gains (losses) on securities
   available for sale ...............................................  $      (15,000)    $     (76,000)



                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of management,  all  adjustments  (consisting of normal and recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results  that may be expected for the year ending  December  31,  2000.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes  included in the Company's  annual report to stockholders for the year ended December 31, 1999, and in the Company's annual 10-KSB.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $593,567 for the six months ended June 30, 2000 compared to $440,316 for the six months ended June 30, 1999. Net interest income after provision for loan losses was $1,824,269 and $1,448,521 for the six months ended
June 30, 2000 and 1999, respectively. There was no provision for loan losses for the six months ended June 30, 2000 and 1999, respectively. Non-interest income totaled $347,765 and $328,615 for the six months ended June 30, 2000 and 1999, respectively. Non-interest expenses totaled $1,273,467 and $1,080,020 for the six months ended June 30, 2000 and 1999, respectively.

The following table summarizes the results of operations of the Company for the three and six month periods ended June 30, 2000 and 1999.

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                              JUNE 30,                       JUNE 30,
                                        2000           1999            2000           1999
                                    ----------      ----------      ----------      ----------
                                             (IN THOUSANDS)               (IN THOUSANDS)

Interest income ................... $    1,654      $    1,291      $    3,179      $    2,495
Interest expense ..................       (715)           (552)         (1,355)         (1,046)
                                    ----------      ----------      ----------      ----------
Net interest income ...............        939             739           1,824           1,449
Provision for loan losses .........         (0)             (0)             (0)             (0)
Noninterest income ................        184             150             348             328
Noninterest expense ...............       (655)           (537)         (1,273)         (1,080)
                                    ----------      ----------      ----------      ----------
Income (loss) before taxes ........        468             352             899             697
Income (taxes) benefit ............       (162)           (125)           (305)           (257)
                                    ----------      ----------      ----------      ----------
Net income (loss) ................. $      306      $      227      $      594      $      440
                                    ==========      ==========      ==========      ==========


Interest Income

Total interest income increased  approximately $684,000 for the six months ended
June 30, 2000 compared to the six months ended June 30, 1999.

This increase was from the effect of an increase in the average loan portfolio balance from approximately $44.8 million for the six months ended June 30, 1999 to approximately $56.7 million for the six months ended June 30, 2000. The effect of this change increased interest income earned on the loan portfolio from approximately $2,218,000 for the six months ended June 30, 1999 to approximately $2,878,000 for the six months ended June 30, 2000, an increase of $660,000.

Interest earned on investment  securities increased from approximately  $153,000 for the six months  ended June 30, 1999 to  approximately  $248,000  for the six months ended June 30, 2000,  an increase of $95,000.  This increase was from the effect of an increase in the average taxable  investment  portfolio balance from approximately $5 million for the six months ended June 30, 1999 to approximately
$8.2 million for the six months ended June 30, 2000.








Interest earned on federal funds sold decreased from approximately  $124,000 for the six months ended June 30, 1999 to  approximately  $52,000 for the six months ended June 30, 2000, a decrease of $72,000. This decrease was from the effect of a decrease in the average  federal  funds sold balance from  approximately  $5.5 million for the six months ended June 30, 1999 to approximately $1.7 million for the six months ended June 30, 2000.

Interest Expense

Total interest expense increased approximately $308,000 for the six months ended
June 30, 2000 compared to the six months ended June 30, 1999. This increase was the effect of an increase in the average amount of deposits and an increase in the borrowings from the Federal Home Loan Bank.

Deposits increased from $54.4 million for the six months ended June 30, 1999 to $64.4 million for the six months ended June 30, 2000. Interest expense on interest-bearing deposits increased from approximately $1,027,000 for the six months ended June 30, 1999 to approximately $1,303,000 for the six months ended
June 30, 2000, an increase of $276,000. These increased deposits were generated primarily in interest-bearing deposits, thus increasing the average costs of funds from 3.79% at June 30, 1999, to 4.10% at June 30, 2000.

At June 30,  2000,  the Bank had  advances  from the  Federal  Home Loan Bank of
$2,050,000 at an average rate of 7.02%. Interest expense incurred for the six months ended June 30, 2000 totaled approximately $25,000 and approximately
$2,200 for the six months ended June 30, 1999.

The Company also had interest expense during the six months ended June 30, 2000 of approximately $20,000 and approximately $17,000 for the six months ended June
30, 1999, on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in an average rate during the period of 8.00%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three and six month periods ended June 30, 2000 and 1999.

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,
                                                2000          1999                  2000         1999
                                                ----          ----                  ----         ----
Service charges on deposit accounts ........... $153          $117                  $273         $240
Insurance Commissions .........................    8            11                    26           22
Mortgage origination income ...................    2             8                     2           28
Other operating income ........................   21            14                    47           39
                                                ----          ----                  ----         ----

         Total noninterest income ............. $184          $150                  $348         $329
                                                ====          ====                  ====         ====













Service  charges on deposit  accounts  for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, increased approximately $33,000.
This  increase was related to an increase in NSF fees of  approximately  $13,000 and other service charges  increasing  approximately  $17,000.  All other income totaled approximately $75,000 and $89,000 for the six months ended June 30, 2000 and 1999,  respectively.  The decrease of $14,000 is primarily attributable to a decrease in Mortgage origination income.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the six and three month periods ended June 30, 2000 and 1999.


                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                               2000              1999              2000             1999
                                               ----              ----              ----             ----
Salaries and employee benefits ............... $368              $313              $729             $636
Equipment expenses ...........................   52                40               100               81
Occupancy expenses ...........................   36                27                64               55
Advertising ..................................    4                15                17               24
Audit and accounting .........................   20                15                36               30
Consulting fees ..............................    6                 -                13                -
Data processing ..............................   33                22                60               43
Printing and office supplies .................   18                10                32               26
Other operating expenses .....................  117                96               222              185
                                               ----              ----              ----             ----

         Total noninterest expense ........... $654              $538            $1,273           $1,080
                                               ====              ====            ======           ======

Noninterest expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, increased approximately $193,000. Salaries and employee benefits increased approximately $93,000 for the six months ended June
30, 2000 as compared to the six months ended June 30,1999. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately $100,000 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase was due to several factors, including a new building annex that was completed in the first quarter, costing a total in capitalized costs of approximately $498,000 for the building and $102,000, for the new equipment.
Also, data processing costs increased approximately $17,000 and Consulting fees increased approximately $13,000.

Provision for Loan Losses

The  provision  for loan losses for the six months  ended June 30, 2000 and June
30, 1999 was $0. The balance of the allowance for loan losses was  approximately
$1,505,000  (approximately  2.52% of  outstanding  loans)  at June 30,  2000 and approximately $1,423,000  (approximately 2.63% of outstanding loans) at December
31, 1999. Actual loan recoveries net of charge-offs were  approximately  $83,000 for the six months ended June 30, 2000 and approximately $149,000 for the twelve months ended December 31, 1999. Non-accrual loans were approximately  $1,053,000 at June 30, 2000  compared to $380,000 at December 31, 1999. In  determining  an adequate  level  of  loan  loss  reserve,  such  loans  were  included  in  such consideration.








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

Income Taxes

The provision for income taxes reflects an effective rate of 34% for the six months ended June 30, 1999 and June 30, 2000.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $73.8 million at June 30, 2000 and approximately $68.9 million at December 31, 1999. Representing an increase of approximately $4.9 million.
During the six months ended June 30, 2000, operations generated $.3 million, deposits increased by $3.1 million, advances from the Federal Home Loan Bank increased by $2 million, and Federal funds sold decreased by $1.5 million, providing $6.9 million of funds available which were used to increase cash and due from banks by $.6 million, decrease Federal funds purchased by $.6 million, increase the banks' investment in fixed assets by $.3 million and increase loans by $5.4 million.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June
30, 2000, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                            To Be Well
                                                                For Capital              Capitalized Under
                                                                 Adequacy                Prompt Corrective
                                       Actual                    Purposes                Action Provisions
                               Amount          Ratio       Amount         Ratio        Amount          Ratio
                               ------          -----       ------         -----        ------          -----
                                                               (Dollars in thousands)

As of June 30, 2000
Total Capital
(to Risk Weighted Assets) ... $6,593           12.54%      $4,207            8%        $5,258             10%
Tier 1 Capital
(to Risk Weighted Assets) ... $5,925           11.27%      $2,103            4%        $3,155              6%
Tier 1 Capital
(to Average Assets) ......... $5,925           8.03%       $2,952            4%        $3,690              5%

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







The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At June 30, 2000, the Company's cash and due from  banks was  approximately  $4 million  and its  unused  line at the
Federal  Home Loan Bank was  approximately  $7 million.  All of the above can be converted to cash on short notice.  The sale of investments,  which had a market value of  approximately  $7.9 million at June 30, 1999, can also be used to meet liquidity  requirements,  to the extent the investments are not pledged. At June
30, 2000, the market value of pledged securities was approximately $5.5 million.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $2,050,000 at June 30, 2000, at an average rate of about 7.02%.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

     Exhibit No.
           27.1                                      Financial Data Schedule

(B)      Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     June 30, 2000.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FNC BANCORP, INC.
                                                     --------------------------
                                                     (Registrant)


Date August 10, 2000                                 By/s/ Jeffrey W. Johnson
     ---------------                                 --------------------------
                                                     Jeffrey W. Johnson
                                                     President & CEO


                                     PAGE 14