Form 10QSB
period 2000-09-30
FNC BANCORP INC
filed 2000-11-13
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                            420 South Madison Avenue
                                Douglas, Georgia
                    (Address of principal executive offices

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

The number of shares outstanding of the Issuer's class of common stock at September 30, 2000 was 416,636 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes        No   X
                                                                ----      -----

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS


                                                                             PAGE

Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2000
            (Unaudited) and December 31, 1999 ................................  3

         Consolidated Statements of Income (Unaudited) - Three and Nine
            Month Periods Ended September 30, 2000 and 1999 ..................  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Nine Month Periods Ended September 30, 2000 and 1999 .............  6

         Consolidated Statements of Cash Flows (Unaudited) - Nine
            Month Periods Ended September 30, 2000 and 1999 ..................  7

         Notes to Consolidated Financial Statements ..........................  8

   Item 2.  Management's Discussion and Analysis or Plan of Operation ........  9

Part II - Other Information

   Item 1.  Legal Proceedings ................................................ 14
   Item 2.  Changes in Securities ............................................ 14
   Item 3.  Defaults Upon Senior Securities .................................. 14
   Item 4.  Submission of Matters to a Vote
              of Security Holders ............................................ 14
   Item 5.  Other Information ................................................ 14
   Item 6.  Exhibits and Reports on Form 8-K ................................. 14

Signatures ................................................................... 14
















                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                          2000                   1999
                                                                      ------------           -----------
                  Assets                                               (UNAUDITED)

Cash and due from banks ............................................. $  3,024,780           $ 3,394,212
Federal funds sold ..................................................    1,310,000             1,528,000
Securities available-for-sale, at fair value ........................    3,483,659             3,479,190
Securities held-to-maturity, at cost ................................    4,781,838             4,777,413

Loans ...............................................................   63,230,121            54,168,453
Less allowance for loan losses ......................................    1,490,541             1,422,689
                                                                      ------------           -----------
Loans, net ..........................................................   61,739,580            52,745,764

Premises and equipment, net .........................................    2,135,135             1,849,122
Other assets ........................................................    1,707,998             1,079,603
                                                                      ------------           -----------

                                                                      $ 78,182,990           $68,853,304
                                                                      ============           ===========

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ..................................... $  9,171,016           $11,090,409
     Interest-bearing demand ........................................   15,667,416            13,136,785
     Savings ........................................................    1,908,310             1,999,607
     Time, $100,000 and over ........................................   14,439,762            10,724,505
     Other time .....................................................   28,472,390            23,923,115
                                                                      ------------           -----------
         Total deposits .............................................   69,658,894            60,874,421
Federal funds purchased .............................................            -             1,250,000
Notes payable to directors ..........................................      500,000               500,000
Advances from Federal Home Loan Bank ................................    1,050,000                55,000
Other ...............................................................    1,323,988             1,322,291
                                                                      ------------           -----------

         Total liabilities ..........................................   72,532,882            64,001,712
                                                                      ------------           -----------

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 416,636 shares issued and
         Outstanding ................................................      416,636              416,636
     Capital surplus ................................................    3,708,875            3,708,875
     Retained earnings ..............................................    1,580,597              784,081
     Accumulated other comprehensive income (loss) ..................      (47,000)             (49,000)
                                                                      ------------           ----------
                                                                         5,659,108            4,860,592
     Less cost of treasury stock, 500 shares ........................        9,000                9,000
                                                                      ------------           ----------
         Total stockholders' equity .................................    5,650,108            4,851,592
                                                                      ------------           ----------

                                                                      $ 78,182,990          $68,853,304
                                                                      ============          ===========




                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                               2000            1999               2000            1999
                                            ----------      ----------         ----------      ----------
Interest Income
     Interest and fees on loans ........... $1,620,768      $1,213,395         $4,498,864      $3,431,755
     Interest on taxable securities .......    120,741         112,887            362,686         265,559
     Interest on nontaxable securities ....      3,190               -              9,583               -
     Interest on Federal funds sold .......     34,273          55,584             86,748         179,373
                                            ----------      ----------         ----------      ----------
                                             1,778,972       1,381,866          4,957,881       3,876,687
                                            ----------      ----------         ----------      ----------

Interest expense
     Interest on deposits .................    795,362         577,230          2,098,561       1,604,351
     Interest on other borrowings .........     43,447          10,126             94,888          29,305
                                            ----------      ----------         ----------      ----------
                                               838,809         587,356          2,193,449       1,633,656
                                            ----------      ----------         ----------      ----------
         Net interest income ..............    940,163         794,510          2,764,432       2,243,031
Provision for loan losses .................          -               -                  -               -
                                            ----------      ----------         ----------      ----------
         Net interest income
         after provision for loan losses ..    940,163         794,510          2,764,432       2,243,031

Other income
     Service charges on deposit accounts ..    167,177         135,408            439,729         375,306
     Insurance commissions ................      3,721           8,090             29,705          29,934
     Origination fees on mortgage loans ...      6,128           2,074              8,528          30,099
     Other ................................     22,925          28,417             69,754          67,265
                                            ----------      ----------         ----------      ----------
                                               199,951         173,989            547,716         502,604
                                            ----------      ----------         ----------      ----------

Other expenses
     Salaries and employee benefits .......    379,614         313,916          1,108,634         949,559
     Equipment expense ....................     52,943          41,356            152,890         122,523
     Occupancy expense ....................     35,082          27,816             99,025          82,812
     Advertising expense ..................     12,362          10,102             29,167          33,708
     Audit and accounting .................     17,000          18,000             53,004          50,239
     Consulting fees ......................      8,000          30,000             21,000          30,000
     Data Processing expenses .............     22,050          21,740             82,685          65,221
     Printing and office supplies .........     22,798          25,502             54,947          51,070
     Other operating expenses .............    136,605         112,399            358,569         295,719
                                            ----------      ----------         ----------      ----------
                                               686,454         600,831          1,959,921       1,680,851
                                            ----------      ----------         ----------      ----------

        Income before income taxes ........    453,660         367,668          1,352,227       1,064,784

Applicable income taxes ...................    155,000         132,200            460,000         389,000
                                            ----------      ----------         ----------      ----------

         Net income ....................... $  298,660      $  235,468         $  892,227      $  675,784
                                            ==========      ==========         ==========      ==========

Basic earnings per common share ........... $      .72      $      .57         $     2.14      $     1.62
                                            ==========      ==========         ==========      ==========
Diluted earnings per common share ......... $      .66      $      .52         $     1.97      $     1.49
                                            ==========      ==========         ==========      ==========





                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                      2000         1999         2000         1999
                                                    --------     --------     --------     --------

Net income ........................................ $298,660     $235,468     $892,227     $675,784

Other comprehensive income (loss):
   Net unrealized holding gains (losses) arising
     during  the period, net of tax (benefit) of
     $6,000 and ($5,000) for the three months;
     ($1,000) and ($30,000) for the nine months
     ended September 30: ..........................   12,000      (10,000)      (2,000)     (60,000)
                                                    --------     --------     --------     --------

Comprehensive income .............................. $310,660     $225,468     $890,227     $615,784
                                                    ========     ========     ========     ========





































                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                       Accumulated
                                  Common stock          Additional     Retained           Other
                             Number of       Par          Paid-in      Earnings       Comprehensive Treasury
                              Shares        Value         Capital      (Deficit)       Income (loss)  Stock        Total
                             -------       --------      ----------   ----------          -------     ------     ----------

Balance,
December 31, 1998 .......... 411,173       $411,173      $3,659,708   $ (141,341)         $14,000     $    -     $3,943,540

Net income .................       -              -               -      675,784                -          -        675,784

Stock options exercised ....   5,463          5,463          49,167            -                -          -         54,630

Treasury stock purchased ...       -              -               -            -                -     (9,000)        (9,000)

Other comprehensive
   income (loss) ...........       -              -               -            -          (60,000)         -        (60,000)
                             -------       --------      ----------   ----------          -------     ------     ----------

Balance,
September 30, 1999
(unaudited) ................ 416,636       $416,636      $3,708,875   $  534,443         $(46,000)   $(9,000)    $4,604,954
                             =======       ========      ==========   ==========         ========    =======     ==========

Balance,
December 31, 1999 .......... 416,636       $416,636      $3,708,875   $  784,081         $(49,000)   $(9,000)    $4,851,592

Net income .................       -              -               -      892,227                -          -        892,227

Cash dividends declared
   on common stock .........       -              -                -     (95,711)               -          -        (95,711)

Other comprehensive
   income (loss) ...........       -              -                -           -            2,000          -          2,000
                             -------       --------       ----------   ---------         --------     ------     ----------

Balance,
September 30, 2000
(unaudited) ................ 416,636       $416,636       $3,708,875  $1,580,597         $(47,000)   $(9,000)    $5,650,108
                             =======       ========       ==========  ==========         ========    =======     ==========














                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             2000               1999
                                                                       --------------      --------------
Operating Activities:
   Net Income .......................................................  $      892,227      $      675,784
                                                                       --------------      --------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ...................................................         130,929             107,357
     Provision for loan losses ......................................               -                   -
     (Increase) decrease in interest receivable .....................        (267,837)           (229,239)
     Increase (decrease) in interest payable ........................         139,061              59,983
     Increase (decrease) in income taxes payable ....................        (270,019)            262,180
     Other prepaids, deferrals and accruals, net ....................        (234,797)             55,146
                                                                       --------------      --------------
         Total adjustments ..........................................        (502,663)            255,427
                                                                       --------------      --------------

Net cash provided by operating activities ...........................         389,564             931,211
                                                                       --------------      --------------

Investing Activities:
     (Increase) decrease in Federal funds sold ......................         218,000           3,429,000
     Increase (decrease) in Federal funds purchased .................      (1,250,000)                  -
     Proceeds from maturities of securities available for sale ......               -           3,159,700
     Purchases of securities available for sale .....................               -          (2,968,429)
     Purchase of securities held to maturity ........................               -          (3,531,887)
     Net (increase) decrease in loans ...............................      (8,993,816)         (8,508,242)
     Purchase of premises and equipment .............................        (416,942)           (106,883)
                                                                       --------------      --------------

   Net cash used in investing activities ............................     (10,442,758)         (8,526,741)
                                                                       --------------      --------------

Financing Activities:
     Increase in time deposits ......................................       8,264,532           6,605,901
     Increase (decrease) in other deposits ..........................         519,941            (659,902)
    Proceeds from common stock issued ...............................               -              54,630
    Cash dividends paid on common stock .............................         (95,711)                  -
    Advances (repayment) of Federal Home Loan Bank, net .............         995,000              (5,000)
                                                                       --------------      --------------

   Net cash provided by financing activities ........................       9,683,762           5,995,629
                                                                       --------------      --------------

Net increase (decrease) in cash and due from bands ..................        (369,432)         (1,599,901)

Cash and due from banks at beginning of year ........................       3,394,212           5,617,359
                                                                       --------------      --------------

Cash and due from banks at end of quarter ...........................  $    3,024,780      $    4,017,458
                                                                       ==============      ==============

Supplemental Disclosures Cash paid during the year for:
   Interest .........................................................  $    2,054,388      $    1,573,673
   Income taxes .....................................................  $      724,532      $      142,710
Non-Cash Transaction
Net change in unrealized gains (losses) on securities
   available for sale ...............................................  $       2,000       $      (60,000)
                                     PAGE 7



                        FNC BANCORP, INC. AND SUBSIDIAR

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of management,  all  adjustments  (consisting of normal and recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results  for the nine  months  ended  September  30,  2000  are not  necessarily indicative of the results that may be expected for the year ending  December 31,
2000. For further  information,  refer to the consolidated  financial statements and footnotes  included in the Company's  annual report to stockholders  for the year ended December 31, 1999, and in the Company's annual 10-KSB.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $892,227 for the nine months ended September 30, 2000 compared to $675,784 for the nine months ended September 30, 1999. Net interest income after provision for loan losses was $2,764,432 and $2,243,031 for the nine months ended September 30, 2000 and 1999, respectively. There was no provision for loan losses for the ,nine months ended September 30, 2000 and 1999, respectively.
Non-interest  income  totaled  $547,716  and  $502,604 for the nine months ended
September  30,  2000  and  1999,  respectively.  Non-interest  expenses  totaled
$1,959,921 and $1,680,851 for the nine months ended September 30, 2000 and 1999, respectively.

The following table summarizes the results of operations of the Company for the three and nine month periods ended September 30, 2000 and 1999.

                                         THREE MONTHS ENDED                            NINE MONTHS ENDED
                                           SEPTEMBER 30,                                  SEPTEMBER 30,
                                       2000             1999                        2000                1999
                                    ----------       ----------                  ----------          ----------
                                            (IN THOUSANDS)                               (IN THOUSANDS)

Interest income ..................  $    1,779       $    1,382                  $   4,958           $    3,877
Interest expense .................        (839)            (587)                    (2,194)              (1,634)
                                    ----------       ----------                  ---------           ----------
Net interest income ..............         940              795                      2,764                2,243
Provision for loan losses ........          (0)              (0)                        (0)                  (0)
Noninterest income ...............         200              174                        548                  503
Noninterest expense ..............        (686)            (601)                    (1,960)              (1,681)
                                    ----------       ----------                  ---------           ----------
Income (loss) before taxes .......         454              368                      1,352                1,065
Income (taxes) benefit ...........        (155)            (132)                      (460)                (389)
                                    ----------       ----------                  ---------           ----------
Net income (loss) ................  $      299       $      236                  $     892           $      676
                                    ==========       ==========                  =========           ==========


Interest Income

Total interest income increased approximately $1,081,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

This increase was from the effect of an increase in the average loan portfolio balance from approximately $46.5 million for the nine months ended September 30, 1999 to approximately $58.4 million for the nine months ended September 30, 2000. The effect of this change increased interest income earned on the loan portfolio from approximately $3,432,000 for the nine months ended September 30, 1999 to approximately $4,499,000 for the nine months ended September 30, 2000, an increase of $1,067,000.

Interest earned on investment  securities increased from approximately  $266,000 for the nine months ended September 30, 1999 to  approximately  $372,000 for the nine months ended September 30, 2000, an increase of $107,000. This increase was from the effect of an increase in the average investment  portfolio balance from approximately  $6.1  million for the nine  months  ended  September  30, 1999 to approximately $8.2 million for the nine months ended September 30, 2000.








Interest earned on federal funds sold decreased from approximately $179,000 for the nine months ended September 30, 1999 to approximately $87,000 for the nine months ended September 30, 2000, a decrease of $92,000. This decrease was from the effect of a decrease in the average federal funds sold balance from approximately $4.9 million for the nine months ended September 30, 1999 to approximately $1.9 million for the nine months ended September 30, 2000.

Interest Expense

Total interest expense increased approximately $559,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.
This increase was the effect of an increase in the average amount of deposits and an increase in the borrowings from the Federal Home Loan Bank.

Deposits increased from $56.4 million for the nine months ended September 30, 1999 to $65.5 million for the nine months ended September 30, 2000. Interest expense on interest-bearing deposits increased from approximately $1,604,000 for the nine months ended September 30, 1999 to approximately $2,099,000 for the nine months ended September 30, 2000, an increase of $495,000. These increased deposits were generated primarily in interest-bearing deposits, thus increasing the average costs of funds from 3.79% at September 30, 1999, to 4.27% at September 30, 2000.

At September 30, 2000,  the Bank had advances from the Federal Home Loan Bank of
$1,050,000 at an average rate of 7.27%. Interest expense incurred for the nine months ended September 30, 2000 totaled approximately $57,000 and approximately
$3,000 for the nine months ended September 30, 1999.

The Company also had interest expense during the nine months ended September 30, 2000 of approximately $31,000 and approximately $26,000 for the nine months ended September 30, 1999, on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in an average rate during the period of 8.50%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three and nine month periods ended September 30, 2000 and 1999.

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                           2000            1999             2000             1999
                                           ----            ----             ----             ----
Service charges on deposit accounts ...... $167            $135             $440             $376
Insurance Commissions ....................    4               8               30               30
Mortgage origination income ..............    6               2                8               30
Other operating income ...................   23              29               70               67
                                           ----            ----             ----             ----

         Total noninterest income ........ $200            $174             $548             $503
                                           ====            ====             ====             ====











Service charges on deposit accounts for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, increased approximately
$64,000.  This increase was related to an increase in NSF fees of  approximately
$36,000 and other service charges increasing approximately $28,000. All other income totaled approximately $108,000 and $127,000 for the nine months ended
September 30, 2000 and 1999, respectively. The decrease of $19,000 is primarily attributable to a decrease in Mortgage origination income.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the nine and three month periods ended September 30, 2000 and 1999.

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                               2000              1999              2000             1999
                                              ------            ------            ------           ------
Salaries and employee benefits .............. $  380            $  314            $1,109           $  950
Equipment expenses ..........................     53                41               153              122
Occupancy expenses ..........................     35                28                99               83
Advertising .................................     12                10                29               34
Audit and accounting ........................     17                18                53               50
Consulting fees .............................      8                30                21               30
Data processing .............................     22                22                83               65
Printing and office supplies ................     23                26                55               51
Other operating expenses ....................    136               112               358              296
                                              ------            ------            ------           ------

         Total noninterest expense .......... $  686            $  601            $1,960           $1,681
                                              ======            ======            ======           ======

Noninterest expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, increased approximately $279,000.
Salaries and employee benefits increased approximately $159,000 for the nine months ended September 30, 2000 as compared to the nine months ended September
30,1999. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately $120,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase was due to several factors, including a new building annex that was completed in the first quarter, costing a total in capitalized costs of approximately $498,000 for the building and $102,000, for the new equipment. Also, data processing costs increased approximately $18,000.

Provision for Loan Losses

The provision  for loan losses for the nine months ended  September 30, 2000 and
September  30,  1999 was $0. The  balance of the  allowance  for loan losses was approximately $1,491,000 (approximately 2.36% of outstanding loans) at September
30, 2000 and approximately $1,423,000 (approximately 2.63% of outstanding loans)
at  December  31,  1999.   Actual  loan  recoveries  net  of  charge-offs   were
approximately  $68,000  for  the  nine  months  ended  September  30,  2000  and
approximately   $149,000  for  the  twelve  months  ended   December  31,  1999.
Non-accrual loans were approximately  $448,000 at September 30, 2000 compared to
$380,000 at December 31, 1999.  In  determining  an adequate  level of loan loss reserve, such loans were included in such consideration.








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

Income Taxes

The provision for income taxes reflects an effective rate of 34% for the nine months ended September 30, 1999 and September 30, 2000.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately  $78.2  million at  September  30,  2000 and  approximately  $68.9 million at December 31, 1999.  Representing  an increase of  approximately  $9.3 million.  During the nine months ended September 30, 2000,  operations generated
$.4 million,  deposits increased by $8.8 million,  net advances from the Federal
Home Loan Bank increased by $1 million, and cash and due from banks decreased by
$.4 million,  and Federal funds sold decreased by $.2 million,  providing  $10.8 million of funds available  which were used to decrease  Federal funds purchased by $1.3 million,  increase the banks'  investment in fixed assets by $.4 million and  increase  loans by $9 million,  also,  the  company  paid a dividend of $.1 million.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At
September 30, 2000, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                               To Be Well
                                                                  For Capital               Capitalized Under
                                                                   Adequacy                 Prompt Corrective
                                      Actual                       Purposes                 Action Provisions
                               Amount         Ratio          Amount        Ratio           Amount         Ratio
                               ------        ------          ------        ------          ------        ------
                                                             (Dollars in thousands)

As of September 30, 2000
Total Capital
(to Risk Weighted Assets) .... $6,978        11.80%          $4,432         8%             $5,915         10%
Tier 1 Capital
(to Risk Weighted Assets) .... $6,230        10.53%          $2,366         4%             $3,549          6%
Tier 1 Capital
(to Average Assets) .......... $6,230         8.12%          $3,071         4%             $3,838          5%

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







The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At September 30, 2000, the Company's cash and due from banks was  approximately $3 million and its unused line at the
Federal Home Loan Bank was approximately  $8.9 million.  All of the above can be converted to cash on short notice.  The sale of investments,  which had a market value of  approximately  $7.9 million at September 30, 2000, can also be used to meet liquidity  requirements,  to the extent the investments are not pledged. At
September 30, 2000,  the market value of pledged  securities  was  approximately
$5.5 million.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $1,050,000 at September 30, 2000, at an average rate of about 7.27%.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

     Exhibit No.
           27.1  Financial Data Schedule

(B)      Reports on Form 8-K:

     The Company  did not file any reports on Form 8-K during the quarter  ended
     September 30, 2000.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FNC BANCORP, INC.
                                                     ------------------------
                                                     (Registrant)


Date November 13, 2000                               By/s/ Jeffrey W. Johnson
     -----------------                               ------------------------

                                                     Jeffrey W. Johnson
                                                     President & CEO


                                     PAGE 14