Form 10KSB
period 2000-12-31
FNC BANCORP INC
filed 2001-03-29
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                    to

                  Commission file number:  33-37078

                    FNC BANCORP, INC. (A GEORGIA CORPORATION)
                I.R.S. EMPLOYER IDENTIFICATION NUMBER 58-1910615
                420 SOUTH MADISON AVENUE, DOUGLAS, GEORGIA 31533
                        TELEPHONE NUMBER: (229) 384-1100

           Securities registered pursuant to Section 12(b) of the Act

                                      None

           Securities registered pursuant to Section 12(g) of the Act

                      Common Stock, Par Value $1 Per Share

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended December 31, 2000 were $7,536,863.

As of March 1, 2001, registrant had outstanding 414,886 shares of common stock, $1 par value per share, which is registrant's only class of common stock. There is no established market for the common stock of the registrant. Therefore, the aggregate market value of the voting stock held by nonaffiliates of the registrant is not known.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

         FNC Bancorp, Inc. (the "Company") was incorporated as a Georgia business corporation on September 19, 1990, to serve as a bank holding company for First National Bank of Coffee County (the "Bank"). The Bank began operations on September 23, 1991, and is the sole subsidiary of the Company.

         The Company's offices are located at 420 South Madison Avenue, Douglas, Georgia and its telephone number is (229) 384-1100. The Company maintains its offices at the office of First National Bank of Coffee County at this address.

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

The Bank

General

         On August 15, 1990, the Organizers of the Company and the Bank filed an application with the Office of the Comptroller of the Currency to charter the Bank as a national banking association under the name "First National Bank of Coffee County" to conduct business in Douglas, Coffee County, Georgia and the surrounding area. The Bank was authorized to commence its banking business pursuant to the OCC's approval of a national bank charter for the Bank. Operations commenced on September 23, 1991.

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

         Population in Coffee County was approximately 29,592 in 1990 and was estimated at 34,958 in 1999, an increase of almost 18% in nine years. The population is projected to be 35,880 by 2001. The population is well distributed by age and is slightly more than 51% female. The median age of the population is
32.2 years.

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

Correspondent Banking Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank has correspondent banking relationships with larger commercial banks for investments, liquidity, federal funds lines, loan participation, check clearing services and consulting services. These include Bankers Bank (Atlanta, Georgia), Regions Bank (Gainesville, Georgia) SunTrust Bank (Atlanta, Georgia), Federal Reserve Bank (Atlanta, Georgia), and Federal Home Loan Bank (Atlanta, Georgia).

The Bank sells loan participation to one or more correspondent or area banks with respect to loans that exceed the Bank's lending limit.

Asset and Liability Management The primary assets of the Bank consists of its loan and investment portfolios. The Bank's loan portfolio consists primarily of variable rate loans or fixed rate loans that mature in less than five years. The majority of the Bank's securities investments consist of obligations of the United States, obligations guaranteed as to principal and interest by the United States, other taxable securities and certain obligations of states and municipalities. The Bank engages in federal funds transactions with its principal correspondent banks and currently acts primarily as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank. Ultimately, the Bank will strive to maintain a loan portfolio equal to approximately 85% of assets and an investment portfolio equal to approximately 10% of the assets, with the remaining 5% of the Bank's assets consisting of cash, fixed assets and other assets.

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

Employees

         At December 31, 2000, the Bank employed 36 full-time employees. The Company has no employees. Holding company duties are performed by bank employees and where such duties are significant, related compensation and benefit costs are allocated to and reimbursed by the holding company. The Bank considers its relationship with its employees to be good. To the extent possible, the Bank employs persons experienced in the banking profession and persons who are natives or long time residents of the Coffee County area.

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

           On November 12, 1999, then-President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"), which significantly changed the regulatory structure and oversight of the Company and the Bank. The GLB Act revises the Bank Holding Company Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a "financial holding company", to engage in a full range of financial activities, including banking, insurance and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "incidental" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies by allowing bank holding companies to engage in activities such as securities underwriting and the underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" rating under the Community Reinvestment Act.

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

           The provisions of the GLB Act relating to financial holding companies became effective on March 15, 2000. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the G-L-B Act provides are financial in nature are:

           (a) lending, exchanging, transferring, investing for others or safeguarding money or securities;
           (b) insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability or death, or providing and issuing annuities and acting as principal, agent or broker with respect thereto;
           (c) providing financial, investment or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and (e) underwriting, dealing in or making a market in securities.

           A bank holding company that qualifies as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. A bank holding company may qualify to become a financial holding company if:

           (a) each of its depository institution subsidiaries is "well capitalized";
           (b) each of its depository institution subsidiaries is "well managed";
           (c) each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and
           (d) it has filed a certification with the FRB that it elects to become a financial holding company.

           As of December 31, 2000, FNC has not registered as a financial holding company with the FRB.

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

         The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"), which as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment.

         On September 30, 1996, then-President Clinton signed the Deposit Insurance Fund Act of 1996 ("DIFA") which was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA provides that the FDIC may not set semi-annual assessments with respect to the BIF in excess of the amount needed to maintain the 1.25% designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio. In addition, DIFA mandates the merger of BIF and the Savings Association Insurance Fund (the "SAIF"), effective January 1, 1999, only if no insured depository institution is a savings association on that date. The combined deposit insurance fund would be called the "deposit insurance fund" or "DIF".

         DIFA also imposes assessments against both SAIF and BIF deposits to avoid predicted default on the bonds issued by the Financing Corporation ("FICO") as deposits in savings institutions continue to decline. DIFA amends the Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. The assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a range equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit (approximately 6.7 basis points). The FICO assessment for 1996 was paid entirely by SAIF-insured institutions, but BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 2000, or the date as of which the last savings association ceases to exist.

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

         At December 31, 2000, the Bank had the requisite capital levels to qualify as well capitalized.

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

        Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

o The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the Bank are subject to:

o The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Taxation

General. In general, the Company and the Bank are taxed in the same manner as other corporations under the Internal Revenue Code of 1986, as amended (the "Code"), although the Code contains certain rules which may affect the taxation of banks to a greater degree than other corporations. The general rate structure and certain of these special rules are discussed below.

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

Future Requirements

           Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structure, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company or the Bank may be affected by such statute or regulation.


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

        At December 31, 2000, the Company had no binding commitments for capital expenditures.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

        (a)      There currently is no public market for the Common Stock.

        (b) As of March 1, 2001, there were approximately 360 holders of record of the Common Stock.

        (c) The Company paid a cash dividend of $.23 on its common stock during the fiscal year ended December 31, 2000. The payment of dividends by national banks is restricted by statute and regulation. See "Item 1. Description of Business - Supervision and Regulation."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

         The Company's 2000 Annual Report on Form 10-KSB contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company; state and Federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-KSB. The words "believe", "expect", "anticipate", "project" and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Company's current and subsequent filings with the Securities and Exchange Commission.

General

         The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Bank's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other operating expenses.

Results of Operations For Years Ended December 31, 2000 and 1999

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

         The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and other short-term borrowings. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yield on a basis comparable to all other taxable investments, an adjustment is made to present this income on a taxable-equivalent basis.

         The Company's net interest margin increased 12 basis points or 2.35% to 5.22% in 2000, as compared to 5.10% in 1999. The yield on average interest-earning assets increased 85 basis points or 9.66% to 9.65% in 2000, as compared to 8.80% in 1999. The interest rate paid on average interest-bearing liabilities increased 60 basis points or 12.58% to 5.37% in 2000, as compared to 4.77% in 1999. Net interest income on a taxable-equivalent basis was $3,672,000 in 2000 as compared to $3,093,000 in 1999, representing an increase of $579,000 or 18.72%. The increase in the yield on interest-earning assets was partially offset by an increase in the rate paid on interest-bearing liabilities. As a result, only $167,000 of the increase in net interest income was attributable to changes in interest rate. Due primarily to a significant increase of $10,665,000 or 21.67% in average loans in 2000 as compared to 1999, $412,000 of the increase in net interest income was attributable to increase in volume.

         Average interest-earning assets increased $9,734,000 or16.06% to $70,349,000 in 2000 from $60,615,000 in 1999. Average loans increased
$10,665,000; average Federal funds sold decreased $2,516,000; and average investments increased $1,585,000. The increase in average interest-earning assets was accompanied by an increase of $9,062,000 or 15.65% in average deposits to $66,951,000 in 2000 from $57,889,000 in 1999. Approximately 16% of the average deposits were noninterest-bearing deposits in 2000 as compared to approximately 20% in 1999.

         Average total assets increased $11,480,000 or 17.95% to $75,434,000 in 2000 as compared to $63,954,000 in 1999. Loan demand was strong again in 2000 as evidenced by average loan to deposit ratio of 89.44 % in 2000 as compared to 85.02% in 1999.

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

         The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. Based upon management's evaluation of the loan portfolio and the potential loan risk associated with specific loans and selected loan categories, management determined that no provision was required to be charged to earnings in 2000 or in 1999. The allowance for loan losses as a percentage of total loans outstanding amounted to 2.18% at December 31, 2000 as compared to 2.63% at December 31, 1999. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

         Following is a comparison of noninterest income for the years ended December 31, 2000 and 1999.

                                                                                                           Increase
                                                                           2000             1999          (Decrease)
                                                                      ----------------  --------------  ----------------

            Service charges on deposit accounts ..................... $       609,000   $     524,000   $       85,000
            Other commissions and fees ..............................          36,000          37,000           (1,000)
            Origination fees on mortgage loans ......................          20,000          34,000          (14,000)
            Other ...................................................          87,000          75,000           12,000
                                                                      ----------------  --------------  ----------------

                                                                      $       752,000   $     670,000   $       82,000
                                                                      ================  ==============  ================

         Total noninterest income increased $82,000 or 12.24%, in 2000. However, as a percentage of average assets, noninterest income decreased from 1.05% in 1999 to 1.00% in 2000, a 4.76% decrease. The increase in service charges on deposit accounts of $85,000 or 16.22% is partly attributable to an increase of approximately $1,303,000 or 5.17% in average demand deposits and savings in 2000. Other commissions and fees decreased $1,000 or 2.70%. Origination fees on mortgage loans decreased $14,000 or 41.18% in 2000 as compared to a decrease of $12,000 or 26.09% in 1999 from 1998. The Bank continues to fund and retain more new mortgage loans as opposed to originating such loans for other financial institutions. Other income increased $12,000 in 2000 due primarily to an increase of $15,000 in ATM fees.

         Following is an analysis of noninterest expense for the years ended December 31, 2000 and 1999.

                                                                                                            Increase
                                                                          2000              1999           (Decrease)
                                                                    -----------------  ---------------- ------------------

             Salaries and employee benefits ....................... $      1,457,000   $     1,251,000  $        206,000
             Equipment and occupancy ..............................          343,000           279,000            64,000
             Data processing ......................................          113,000            89,000            24,000
             Printing and office supplies .........................           71,000            72,000            (1,000)
             Legal and professional ...............................           98,000            80,000            18,000
             Advertising and business development .................           56,000            68,000           (12,000)
             Training and travel ..................................          132,000           148,000           (16,000)
             Other ................................................          393,000           334,000            59,000
                                                                    -----------------  ---------------- ------------------

                                                                    $      2,663,000   $     2,321,000  $        342,000
                                                                    =================  ================ ==================

         Total noninterest expense increased $342,000 or 14.74% in 2000. However, as a percentage of average assets, noninterest expense decreased .10% from 3.63% in 1999 to 3.53% in 2000. Salaries and employee benefits increased $206,000 or 16.47%. Salaries, including bonuses increased $175,000 or 16.97% to $1,211,000 in 2000 from $1,036,000 in 1999 due to an increase in the number of bank officers in 2000 and an overall increase in salaries for non-officer employees. Equipment and occupancy increased $64,000 or 22.94% in 2000, of which $37,000 was attributable to additional depreciation in 2000 and $21,000 represented an increase in repairs and maintenance expense. The increase of $24,000 in data processing expense is attributable to the increase in the size of the Bank and in the volume of transactions handled. The increase of $18,000 in legal and professional is attributable to additional fees incurred in transactions related to other real estate acquired and disposed of during 2000. The net increase in all other noninterest expense amounted to $31,000 or 5.64% over the comparable expenses in 1999.

 Liquidity and Capital Resources

         Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Bank to meet those needs. The Company and the Bank seek to meet liquidity requirements primarily through management of short-term investments (principally federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to obtain advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The Bank had outstanding advances from the Federal Home Loan Bank of Atlanta of $1,045,000 at December 31, 2000 at an average rate of 7.27%. The Bank also has the ability to borrow and purchase federal funds from other financial institutions on a short-term basis, if needed.

         The liquidity and capital resources of the Company and the Bank are monitored on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratio at December 31, 2000 was considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company and the Bank were aware of no events or trends likely to result in a material change in their liquidity. During 2000, the Company increased its capital by retaining earnings of $1,064,000. The Company also reduced capital by purchasing 1,250 shares of common stock at a cost of $23,000 for the treasury. After recording an increase in capital of $34,000 for unrealized losses on securities, net of taxes, total capital increased $1,075,000 to $5,927,000 from $4,852,000 at December 31,
 1999.

         At December 31, 2000, there were no outstanding commitments for any major capital expenditures in the year 2001.

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

         The following table summarizes the regulatory capital levels of the Company at December 31, 2000.

                                                    Actual                     Required                      Excess
                                           --------------------------  --------------------------   --------------------------
                                              Amount      Percent         Amount       Percent         Amount       Percent
                                           ------------ -------------  ------------  ------------   --------------------------
                                                                         (Dollars in Thousands)
                                           -----------------------------------------------------------------------------------

              Leverage capital ........... $     5,942       7.88 %    $     3,017       4.00 %     $     2,925        3.88 %
              Risk-based capital:
               Core capital ..............       5,942       9.55            2,490       4.00             3,452        5.55
               Total capital .............       6,729      10.81            4,980       8.00             1,749        2.81

         The Bank also met its individual regulatory capital requirements at December 31, 2000.

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

                                                                Year Ended December 31,
                          ----------------------------------------------------------------------------------------------------
                                        2000                              1999                              1998
                          ---------------------------------  --------------------------------  -------------------------------
                                                                (Dollars in Thousands)
                          ----------------------------------------------------------------------------------------------------
                                      Interest    Average               Interest    Average               Interest   Average
                           Average     Income/     Yield/     Average    Income/     Yield/    Average    Income/     Yield/
                           Balance     Expense    Rate        Balance    Expense    Rate       Balance    Expense    Rate
                                                    Paid                              Paid                             Paid
                          ----------- ----------  ---------  ---------- ----------  ---------  ---------  ---------  ---------

ASSETS
   Interest-earning
   assets:
   Loans, net of
   unearned
      interest .......... $  59,881   $   6,155    10.28 %   $  49,216  $   4,709     9.57 %   $ 35,670   $  3,615    10.13 %
   Investment securities:
      Taxable ...........     8,057         483     5.99         6,682        389     5.82        4,806        291     6.05
      Nontaxable ........       295          20     6.78            85          5     5.88            -          -        -
   Federal funds sold ...     2,116         134     6.33         4,632        231     4.99        3,942        206     5.23
                          ----------- ----------             ---------- ----------             ---------  ---------
        Total interest-
           earning assets    70,349       6,792     9.65        60,615      5,334     8.80       44,418      4,112     9.26
                          ----------- ----------             ---------- ----------             ---------  ---------

   Noninterest-earning
   assets
      Cash ..............     3,280                              3,485                            3,009
      Allowance for loan
      losses ............    (1,509)                           (1,377)                          (1,244)
      Unrealized gain
      (loss)
        on available
        for sale
        securities ......       (82)                              (32)                               19
   Other assets .........     3,396                              1,263                            2,525
                          -----------                        ----------                        ---------
        Total
        noninterest-
           earning assets     5,085                              3,339                            4,309
                          -----------                        ----------                        ---------

           Total assets   $  75,434                          $  63,954                         $ 48,727
                          ===========                        ==========                        =========






                                                                Year Ended December 31,
                           ---------------------------------------------------------------------------------------------------
                                         2000                             1999                             1998
                           --------------------------------- -------------------------------- --------------------------------
                                                                 (Dollars in Thousands)
                           ---------------------------------------------------------------------------------------------------
                                       Interest    Average              Interest   Average                Interest   Average
                            Average     Income/    Yield/     Average   Income/     Yield/     Average    Income/     Yield/
                            Balance     Expense   Rate Paid   Balance   Expense   Rate Paid    Balance    Expense    Rate
                                                                                                                       Paid
                           ----------- ---------- ---------- ---------- --------- ----------- ---------- ----------- ---------

LIABILITIES AND
   STOCKHOLDERS'
   EQUITY
   Interest-bearing
   liabilities:
   Savings and
   interest-bearing
      demand deposits .... $   15,962  $     498     3.12%   $   13,736 $    369     2.69%    $   9,732  $      236    2.42%
   Time deposits .........     40,445      2,497     6.17        32,686    1,831      5.6        24,948       1,478    5.92
   Other borrowings ......      1,680        125     7.44           569       41     7.21           881          59    6.70
                           ----------- ----------            ---------- ---------             ---------- -----------
      Total
      interest-bearing
        liabilities ......     58,087      3,120     5.37        46,991    2,241     4.77        35,561       1,773    4.99
                           ----------- ----------            --------------------             ---------- -----------
   Noninterest-bearing
   liabilities and
   stockholders' equity:
      Demand deposits ....     10,544                            11,467                           8,898
      Other liabilities ..      1,405                             1,122                             615
      Stockholders' equity      5,398                             4,374                           3,653
                           -----------                       -----------                      ----------
      Total
      noninterest-bearing
      liabilities and
      stockholders'equity      17,347                            16,963                          13,166
                           -----------                       -----------                      ----------
Total liabilities and
stockholders'
   equity ...............  $   75,434                        $   63,954                       $  48,727
                           ===========                       ===========                      ==========

Interest rate spread                                 4.28%                           4.03%                             4.27%
                                                  ==========                      ===========                        =========

Net interest income                    $   3,672                        $  3,093                         $    2,339
                                       ==========                       =========                        ===========

Net interest margin                                  5.22%                           5.10%                             5.27%
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

                                                                        Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                        2000 vs. 1999                             1999 vs. 1998
                                           ----------------------------------------  ----------------------------------------
                                                                        (Dollars in Thousands)
                                           ----------------------------------------------------------------------------------
                                             Increase         Changes Due To          Increase          Changes Due To
                                                         --------------------------                --------------------------
                                            (Decrease)        Rate        Volume     (Decrease)        Rate         Volume
                                           ------------- ------------- ------------  ------------  ------------  ------------

Increase (decrease) in:
   Income from earning assets:
      Interest and fees on loans .......... $     1,446   $        426  $    1,020    $    1,094    $     (279)   $     1,373
   Interest on securities: ................          94             14          80
      Taxable .............................                                                   98           (16)           114
      Nontaxable ..........................          15              3          12             5             -              5
   Interest on Federal funds ..............         (97)            28        (125)           25           (11)            36
                                            ------------- ------------- ------------  ------------  ------------  -------------
        Total interest income .............       1,458            471         987         1,222          (306)         1,528
                                            ------------- ------------- ------------  ------------  ------------  -------------

Expense from interest-bearing liabilities:
   Interest on savings and interest-
      bearing demand deposits .............         129             69          60           133            36             97
   Interest on time deposits ..............         666            231         435           353          (105)           458
   Interest on other borrowings ...........          84              4          80           (18)            3            (21)
                                            ------------- ------------- ------------  ------------  ------------  -------------
        Total interest expense ............         879            304         575           468           (66)           534
                                            ------------- ------------- ------------  ------------  ------------  -------------

             Net interest income .......... $       579   $        167  $      412    $      754    $     (240)   $       994
                                            ============= ============= ============  ============  ============  =============


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

         A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Investment Committee or Board also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

         As of December 31, 2000, the Company's cumulative one-year interest rate sensitivity gap ratio was 0.79%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. However, management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the Company's net interest income. In addition, the Company has borrowing agreements with three correspondent banks and the Federal Home Loan Bank to provide temporary liquidity as necessary.

         The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 2000, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                                At December 31, 2000
                                                        ---------------------------------------------------------------------
                                                                            Maturing or Repricing Within
                                                        ---------------------------------------------------------------------
                                                          Zero to        Three         One to         Over
                                                           Three       Months to       Three         Three
                                                           Months       One Year       Years         Years         Total
                                                        ------------- ------------- ------------- ------------- -------------
                                                                               (Dollars in Thousands)
                                                        ---------------------------------------------------------------------

      Earning assets:
         Interest-bearing deposits in banks ........... $         22  $         -   $         -   $         -   $         22
         Federal funds sold ...........................           -             -             -             -             -
         Investment securities ........................          314        1,499         5,954            550         8,317
         Loans ........................................       27,680        6,809        14,813         18,330        67,632
                                                        ------------- ------------- ------------- ------------- -------------
                                                              28,016        8,308        20,767         18,880        75,971
                                                        ------------- ------------- ------------- ------------- -------------
      Interest-bearing liabilities:
         Interest-bearing demand deposits (1) .........           -         6,546         9,038             -         15,584
         Savings (1) ..................................           -             -         1,752             -          1,752
         Certificates less than $100,000 ..............        9,119       15,318         4,482            141        29,060
         Certificates, $100,000 and over ..............        4,608        7,948         2,929            200        15,685
         Federal funds purchased ......................          940            -             -             -            940
         Notes payable ................................          500            -             -             -            500
         FHLB borrowings ..............................           -         1,010            35             -          1,045
                                                        ------------- ------------- ------------- ------------- -------------
                                                              15,167       30,822        18,236            341        64,566
                                                        ------------- ------------- ------------- ------------- -------------

      Interest rate sensitivity gap ................... $     12,849  $   (22,514)  $     2,531   $     18,539  $     11,405
                                                        ============= ============= ============= ============= =============

      Cumulative interest rate sensitivity gap ........ $     12,849  $    (9,665)  $    (7,134)  $     11,405
                                                        ============= ============= ============= =============

      Interest rate sensitivity gap ratio .............         1.85         0.27          1.14          55.37
                                                        ============= ============= ============= =============

      Cumulative interest rate sensitivity gap ratio ..         1.85         0.79          0.89           1.18
                                                        ============= ============= ============= =============

(1) The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Five Years" category. It has also found that the money-market checking deposits reprice between three months to one year, on the average.

Investment Portfolio

         The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See " - Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earning assets. In particular, approximately 51% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five- to fifteen-year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. In contrast, 78% of the investment portfolio matures or reprices after one year.

Types of Investments

         The amortized cost and fair value of securities are summarized as follows:

                                                                                 Gross            Gross
                                                             Amortized        Unrealized       Unrealized           Fair
                                                                Cost             Gains           Losses            Value
                                                           ---------------   --------------   --------------   ---------------
                                                                                 (Dollars in Thousands)
                                                           -------------------------------------------------------------------
                Securities Available for Sale
                   December 31, 2000:
                   U. S. Treasury and government
                      agencies ........................... $        3,243    $          -     $        (23)    $        3,220
                   Restricted equity securities ..........            314               -                -                314
                                                           ---------------   --------------   --------------   ---------------
                                                           $        3,557    $          -     $        (23)    $        3,534
                                                           ===============   ==============   ==============   ===============

                   December 31, 1999:
                   U. S. Treasury and government
                      agencies ........................... $        3,239    $          -     $        (74)    $        3,165
                   Restricted equity securities ..........            314               -                -                314
                                                           ---------------   --------------   --------------   ---------------
                                                           $        3,553    $          -     $        (74)    $        3,479
                                                           ===============   ==============   ==============   ===============

                Securities Held to Maturity
                   December 31, 2000:
                   U. S. Treasury and government
                      agencies ........................... $        4,488    $           2    $         (9)    $        4,481
                   State, county and municipal
                      securities .........................            295               -               (1)               294
                                                           ---------------   --------------   --------------   ---------------
                                                           $        4,783    $           2    $        (10)    $        4,775
                                                           ===============   ==============   ==============   ===============

                   December 31, 1999:
                   U. S. Treasury and government
                      agencies ........................... $        4,483    $          -     $        (46)    $        4,437
                   State, county and municipal
                      securities .........................            295               -               (3)               292
                                                           ---------------   --------------   --------------   ---------------
                                                           $        4,778    $          -     $        (49)    $        4,729
                                                           ===============   ==============   ==============   ===============



Maturities

         The amounts of investment securities in each category as of December 31, 2000 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                    U.S. Treasury and                State, County and
                                                                   Government Agencies             Municipal Securities
                                                                                   Yield                           Yield
                                                                 Amount             (1)           Amount          (1) (2)
                                                               ------------     ------------    ------------    ------------
                                                                                  (Dollars in Thousands)
                                                               -------------------------------------------------------------
Maturity:
   One year or less .......................................... $     1,813         6.32 %       $        -            -  %
   After one year through five years .........................       6,209         5.90                 245         6.68
   After five years through ten years ........................          -            -                   50         6.14
   After ten years ...........................................          -            -                   -            -
                                                               ------------     ------------    ------------    ------------
                                                               $     8,022         6.00 %       $       295         6.59 %
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

Loan Portfolio

         The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                                   December 31,
                                                                                         ----------------------------------
                                                                                               2000               1999
                                                                                         ---------------    ---------------
                                                                                              (Dollars in Thousands)
                                                                                         ----------------------------------

       Commercial and financial ........................................................ $      10,754      $       8,015
       Agricultural ....................................................................         1,579              1,431
       Real estate - construction ......................................................         3,552              2,545
       Real estate - mortgage, farmland ................................................         9,498              8,419
       Real estate - mortgage, other ...................................................        36,970             27,848
       Consumer installment ............................................................         5,279              5,911
                                                                                         ---------------    ---------------
                                                                                                67,632             54,169
       Allowance for loan losses .......................................................        (1,476)            (1,423)
                                                                                         ---------------    ---------------
       Loans, net ...................................................................... $      66,156      $      52,746
                                                                                         ===============    ===============

Maturities and Sensitivity of Loans to Changes in Interest Rates

         The Company's loan portfolio, as of December 31, 2000 was made up primarily of short-term fixed rate loans or variable rate loans. The average contractual life on installment loans is approximately three years, while mortgages are generally variable over one-to five-year periods. Following is a summary of loans which presents separately the amount of loans outstanding as of December 31, 2000 in each category according to contractual maturity classifications: (i) one year or less, (ii) after one year through five years, and (iii) after five years.

                                                                      Due in       After One       After
                                                                       One          Through         Five
                                                                       Year       Five Years       Years         Total
                                                                   ------------- -------------- ------------- ------------
                                                                                   (Dollars in Thousands)
                                                                   -------------------------------------------------------

          Commercial and financial ............................... $      4,886  $       4,596  $      1,272  $    10,754
          Agricultural ...........................................          530            923           126        1,579
          Real estate - construction .............................        2,481          1,071            -         3,552
          Real estate - mortgage, farmland .......................        2,454          3,661         3,384        9,499
          Real estate - mortgage, other ..........................       10,592         21,126         5,252       36,970
          Consumer installment ...................................        1,432          2,852           994        5,278
                                                                   ------------- -------------- ------------- ------------
                  Total .......................................... $     22,375  $      34,229  $     11,028  $    67,632
                                                                   ============= ============== ============= ============


         The following table summarizes loans at December 31, 2000 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

                                                                December 31,
                                                                    2000
                                                                (Dollars in
                                                                 Thousands)
                                                             ----------------

   Predetermined interest rates ............................ $        30,303
   Floating or adjustable interest rates ...................          14,954
                                                             ----------------
                                                             $        45,257
                                                             ================


Nonperforming Loans

        The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 2000              1999
                                                                                           ---------------   ----------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

       Loans accounted for on a nonaccrual basis ......................................... $          716    $           380

       Instalment loans and term loans contractually past due ninety
          days or more as to interest or principal payments and still accruing ...........             -                   3

       Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of
          deterioration in the financial position of the borrower ........................             -                   -

       Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
          repayment terms ................................................................             -                   -

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

Summary of Loan Loss Experience

         The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $1,476,000 at December 31, 2000, representing 2.18% of year-end total loans outstanding compared with approximately $1,423,000 at December 31, 1999, which represented 2.63% year end total loans outstanding.

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

                                                                                     At December 31,
                                                              ---------------------------------------------------------------
                                                                           2000                            1999
                                                              ------------------------------- -------------------------------
                                                                                Percent of                       Percent of
                                                                                 Loans in                         Loans in
                                                                                Category to                     Category to
                                                                   Amount       Total Loans        Amount       Total Loans
                                                              ---------------  -------------- ----------------  -------------
                                                                                  (Dollars in Thousands)
                                                              ---------------------------------------------------------------

   Commercial, financial, industrial and agricultural ....... $          441         18 %     $           375         17 %
   Real estate ..............................................            418         74                   333         72
   Consumer .................................................            396          8                   503         11
   Unallocated ..............................................            221         -                    212          -
                                                              ---------------  -------------- ----------------  -------------
                                                              $        1,476        100 %     $         1,423        100 %
                                                              ===============  ============== ================  =============


         The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                               Year Ended December 31,
                                                                                           ---------------------------------
                                                                                                2000               1999
                                                                                           ---------------   ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ---------------------------------

       Average amount of loans outstanding ............................................... $      59,881     $       49,216
                                                                                           ===============   ===============

       Balance of reserve for possible loan losses at beginning of period ................         1,423              1,274
                                                                                           ---------------   ---------------

       Charge-offs:
          Commercial, financial and agricultural .........................................           (16)               (2)
          Real estate ....................................................................           (81)                 -
          Consumer .......................................................................          (107)              (61)
       Recoveries:
          Commercial, financial and agricultural .........................................            55                 25
          Real estate ....................................................................           113                 53
          Consumer .......................................................................            89                134
                                                                                           ---------------   ---------------
               Net (charge-offs) recoveries ..............................................            53                149
                                                                                           ---------------   ---------------

       Additions to reserve charged to operating expenses ................................             -                  -
                                                                                           ---------------   ---------------

       Balance of reserve for possible loan losses ....................................... $       1,476     $        1,423
                                                                                           ===============   ===============

       Ratio of net loan (charge-offs) recoveries to average loans .......................          0.09%              .30%
                                                                                           ===============   ===============


Deposits

         Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits for the periods indicated are presented below.

                                                                                    Year Ended December 31,
                                                                  ------------------------------------------------------------
                                                                              2000                           1999
                                                                  -----------------------------  -----------------------------
                                                                       Amount         Rate            Amount         Rate
                                                                  ---------------  ------------  ---------------  ------------
                                                                                    (Dollars in Thousands)
                                                                  ------------------------------------------------------------

   Noninterest-bearing demand deposits .......................... $       10,544         -  %    $       11,467          - %
   Interest-bearing demand and savings deposits .................         15,962       3.12              13,736       2.69
   Time deposits ................................................         40,445       6.17              32,686       5.60
                                                                  ---------------                ---------------
              Total deposits .................................... $       66,951                 $       57,889
                                                                  ===============                ===============

        The Company has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.

         The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2000, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) over twelve months.

                                                            December 31,
                                                               2000
                                                         ----------------
                                                           (Dollars in
                                                            Thousands)
                                                         ----------------

           Three months or less                          $          4,608
           Over three through twelve months                         7,948
           Over twelve months                                       3,129
                                                        -----------------
                         Total                           $         15,685
                                                        =================

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

                                                                                                 Year Ended December 31,
                                                                                           ------------------------------------
                                                                                                2000                1999
                                                                                           ----------------    ----------------

Return on assets .........................................................................         1.54 %              1.45 %

Return on equity .........................................................................        21.49               21.16

Dividends payout .........................................................................         8.25                  -

Equity to assets ratio ...................................................................         7.16                6.84


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

         Following is a summary of the commitments outstanding at December 31, 2000 and 1999.

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 2000               1999
                                                                                           ---------------    ---------------
                                                                                                (Dollars in Thousands)
                                                                                           ----------------------------------

           Commitments to extend credit .................................................. $        9,217     $        7,164
           Standby letters of credit .....................................................          3,467                102
                                                                                           ---------------    ---------------
                                                                                           $       12,684     $        7,266
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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-25 of this Annual Report on Form 10-KSB:

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - Years Ended December 31, 2000 and 1999

         Consolidated Statements of Comprehensive Income - Years Ended December 31, 2000 and 1999

         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000 and 1999

         Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999

         Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During 2000, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

         The following table and accompanying notes sets forth the name, age, business experience during the past five years, the year he first became a director and the year in which his current term will expire of each of the Directors of the Company as of December 31, 2000.

                                                                                                                  Director's
                                                                                                    Director         Term
                      Name                     Age                     Position                       Since         Expires
       -----------------------------------  ---------- ------------------------------------------ -------------- --------------
       Board Nominees:
          William C. Ellis, Jr.                56      Director                                       1990           2001
          Ralph G. Evans                       44      Director                                       1990           2001

       Directors Continuing in Office:
          Robert L. Cation                     56      Chairman of the Board of Director              1990           2003
          Milton G. Clements                   52      Director                                       1990           2003
          Jeffrey W. Johnson                   51      Director                                       1997           2003
          Norman E. Fletcher                   63      Director                                       1990           2002
          A. Curtis Farrar, Jr.                56      Director                                       1990           2002

Executive Officers

         The following table and accompanying notes set forth the name, age and business experience during the past five years of individuals who are the executive officers of the Company and the Bank and all persons chosen to become executive officers.

           Name                Age                            Position with the Company and the Bank
---------------------------  ---------  ------------------------------------------------------------------------------------
Robert L. Cation                56      Chairman of the Board of FNC Bancorp, Inc.
                                        Chairman of the Board of First National Bank of Coffee County

Jeffery W. Johnson              51      President and CEO of FNC Bancorp, Inc.
                                        President and CEO of First National Bank of Coffee County

Leonard W. Thomas               40      Senior Vice President and CFO of First National Bank of Coffee County
                                        Assistant Secretary of FNC Bancorp, Inc.

Ralph G. Evans                  44      Secretary of FNC Bancorp, Inc.


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

     Leonard W. Thomas is Senior Vice President and CFO of First National Bank of Coffee County. His responsibilities include supervision of the Bank's investment, bookkeeping and accounting operations. He has over 15 years of bank audit and management experience, is a CPA and has completed the AICPA's National Banking School in Charlottesville, Virginia.

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

ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Executive Compensation

         The Company does not separately compensate any of its executive officers. The following table sets forth the annual and long-term compensation paid to the Company's and the Bank's Chief Executive Officer for the most recent and previous two fiscal years. There were no other executive officers of the Company and the Bank whose cash compensation exceeded $100,000 during 2000.

                                                                                         Long-Term Compensation
                                                                           ----------------------------------------------------
                                       Annual Compensation                          Awards             Payouts
                         ------------------------------------------------- --------------------------  ---------
                                                               Other       Restricted    Securities
         Name                                                  Annual         Stock      Underlying      LTP       All Other
       Principal                     Salary       Bonus     Compensation    Award(S)      Options      Payouts   Compensation
       Position           Year        ($)          ($)        ($) (1)          ($)        SARS (#)       ($)          ($)
------------------------ -------  ---------------------------------------- ------------ -------------  --------- --------------

Jeffery W. Johnson (2)    2000    $    120,000 $    64,500 $           -   $        -             -    $     -   $          -
   President  and CEO     1999    $    120,000 $    49,250 $           -   $        -            101   $     -   $          -
   of FNC Bancorp, Inc.   1998    $     96,000 $    24,000 $           -   $        -         10,259   $     -   $          -
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

Employment Agreement

         The employment agreement (the "Agreement") provides Mr. Johnson with a base salary of $90,000 annually during the initial term of the Agreement. After the initial fiscal year, the base salary may be increased at the discretion of the Board. The Agreement also provides for incentive compensation in the form of bonuses to be paid to Mr. Johnson should certain performance levels related to profitability be achieved. Mr. Johnson may receive a bonus equal to fifty per cent (50%) of the amount by which the Company's net income exceeds return on equity benchmarks determined as set forth in the Agreement. The return on equity benchmark for the 1997 fiscal year was 9.5%. For subsequent years, the benchmark will be determined by the Board of Directors or a compensation committee thereof. These bonuses are capped at $35,000 for the first fiscal year, $45,000 for the second fiscal year and $50,000 for the third fiscal year. Mr. Johnson is afforded the right under the Agreement to elect to receive the amount of such incentive bonus in the form of non-qualified stock options provided that the total number of stock options issued under this election shall not exceed 25,000 shares. As an additional inducement to Mr. Johnson to accept employment with the Bank, the Company issued stock options for 25,000 shares vesting 8,333 shares per year the first two years of employment and 8,334 in the third year. All such stock options will provide for a strike price of $10 per share and shall have a term of seven to ten years after the date of issuance or vesting, as applicable.

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

Director Compensation

         Currently, directors are reimbursed for expenses in connection with the performance of their duties but receive no directors' fees. However, for the year ending December 31, 2001, the Company has budgeted to pay the directors $36,000 in directors' fees for participation in Board meetings and various sub-committees of the Bank and Company.

         There were no grants of options to purchase the Company's common stock made during the 2000 fiscal year to the person named in the Summary Compensation Table.

         There were no exercise of stock options in the 2000 fiscal year by the person named in the Summary Compensation Table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Principal Shareholders

         The  following  table  presents  as  of  December  31,  2000,   certain
information regarding the Company's common stock owned by each person who beneficially owns more than 5% of the shares of the Company's common stock.

                                                                                  Amount and
                                                                                  Nature of
                                           Name and Address of                    Beneficial                Percent of
          Title of Class                    Beneficial Owner                      Ownership                   Class
        --------------------        ----------------------------------        -------------------        -----------------
              Common                Carl C. Atkinson                                   25,000  1                 6.03%
                                    Rt. 2, Box 777
                                    Broxton, Georgia 31519

              Common                Robert L. Cation                                   26,917                    6.49
                                    1008 Golf Club Road
                                    Douglas, Georgia  31533

              Common                William C. Ellis, Jr.                              27,167                    6.55
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                     31,717 2                  7.64
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                              26,917                    6.49
                                    Post Office Box 770
                                    Douglas, Georgia  31534

              Common                Norman E. Fletcher                                 26,566 3                  6.40
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

1 Includes 12,500 shares held in the name of Malklean B. Atkinson, wife of Carl C. Atkinson.

2 Includes 600 shares held in the name of Cady Suzanne Evans, daughter of Ralph G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

3 Includes 200 shares held in the name of Marvelyne G. Fletcher (wife of Normal E. Fletcher).

Stock Ownership by Management

         The following table presents as of December 31, 2000, certain information regarding the Company's common stock owned (i) by each of the Company's directors and (ii) by all directors and executive officers of the Company as a group.

                                                                                         Amount and
                                                                                          Nature of
                                               Name and Address of                       Beneficial             Percent of
          Title of Class                        Beneficial Owner                          Ownership               Class
        --------------------        ------------------------------------------       --------------------    -----------------

              Common                Robert L. Cation                                          26,917                  6.49%
                                    1008 Golf Club Road
                                    Douglas, Georgia  31533

              Common                Milton G. Clements                                        13,600 4                3.28
                                    1512 Golf Club Ext.
                                    Douglas, Georgia  31533

              Common                William C. Ellis, Jr.                                     27,167                  6.55
                                    Post Office Box 270
                                    Douglas, Georgia  31534

              Common                Ralph G. Evans                                            31,717 5                7.64
                                    Post Office Box 1264
                                    Douglas, Georgia  31534

              Common                A. Curtis Farrar, Jr.                                     26,917                  6.49
                                    Post Office Box 770
                                    Douglas, Georgia  31534

              Common                Norman E. Fletcher                                        26,566 6                6.40
                                    401 Shirley Avenue
                                    Douglas, Georgia  31533

              Common                Jeffery W. Johnson                                        16,925                  4.08

              Common                Leonard W. Thomas                                            467                  0.11
                                                                                     ----------------        -----------------
        All directors and executive officers as a group (8 persons)                          170,276                 41.04%
                                                                                     ================        =================

4 Includes 1,000 shares held in the name of Laura B. Clements, wife of Milton G. Clements and 2,000 shares held in the name of Steven Griffin Clements, son of Milton G. Clements.

5 Includes 600 shares held in the name of Cady Suzanne Evans, daughter of Ralph G. Evans, 600 shares held in the name of Christy Elizabeth Evans, daughter of Ralph G. Evans and 600 shares held in the name of Ralph G. Evans, Jr., son of Ralph G. Evans.

6 Includes 200 shares held in the name of Marvalyne G. Fletcher (wife of Norman E. Fletcher) IRA.

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

                                                                                                  Number of         % Owned
                                                   Number of                                      Shares and      (Including
                       Name of                      Shares        Number of      Number of         Options/        Options/
                   Beneficial Owner                Issued 7      Warrants 8       Options         Warrants 9     Warrants) 10
       ----------------------------------------- -------------- -------------- --------------- ----------------- --------------
       Robert L. Cation                                 26,917         25,000              -             51,917       11.80%
       Milton G. Clements                               13,600         12,500              -             26,100        6.11
       William C. Ellis, Jr.                            27,167         25,000              -             52,167       11.86
       Ralph G. Evans                                   31,717         25,000              -             56,717       12.89
       A. Curtis Farrar, Jr.                            26,917         25,000              -             51,917       11.80
       Norman E. Fletcher                               26,566         25,000              -             51,566       11.72
       Jeffery W. Johnson                               16,925             -           50,000            66,925       14.40
       Leonard W. Thomas                                   467             -            2,047             2,514        0.60
                                                 -------------- -------------- --------------- ----------------- --------------
          All directors and executive officers
             as a group (8 persons)                    170,276        137,500          52,047           359,823       60.01%
                                                 ============== ============== =============== ================= ==============

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

  10.2               Form of Organizer's  Warrant (filed as Exhibit 10.2 to the  Registrant's  Form S-18 (File Number  33-37078),
                     as amended.)

  10.31997           Incentive  Stock Option Plan (filed as Exhibit 10.3 to the  Registrant's  Annual Report on Form 10-KSB (File
                     Number 33-37078),  filed with the Commission for the year ended December 31, 1997 and incorporated herein by reference).

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

                                                      FNC BANCORP, INC.

Date:     March 29, 2001                By: /s/Jeffrey W. Johnson
          -------------------------     --------------------------------------
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

Date:     March 29, 2001                /s/ Jeffrey W. Johnson
          -------------------------     --------------------------------------
                                        Jeffery W. Johnson, President
                                        Chief Executive Officer and Director

Date:     March 29, 2001                /s/ Robert L. Cation
          -------------------------     --------------------------------------
                                        Robert L. Cation, Director

Date:     March 29, 2001                /s/ Milton G. Clements
          -------------------------     --------------------------------------
                                        Milton G. Clements, Director

Date:     March 29, 2001                /s/ William C. Ellis, Jr.
          -------------------------     --------------------------------------
                                        William C. Ellis, Jr., Director

Date:     March 29, 2001                /s/ Ralph G. Evans
          -------------------------     --------------------------------------
                                        Ralph G. Evans, Director

Date:     March 29, 2001                /s/ A. Curtis Farrar, Jr.
          -------------------------     --------------------------------------
                                        A. Curtis Farrar, Jr., Director

Date:     March 29, 2001                /s/ Norman E. Fletcher
          -------------------------     --------------------------------------
                                        Norman E. Fletcher, Director

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

  10.2              Form of Organizer's  Warrant (filed as Exhibit 10.2 to the  Registrant's  Form S-18 (File Number  33-37078),
                    as amended.)

  10.31997          Incentive  Stock Option Plan (filed as Exhibit 10.3 to the  Registrant's  Annual Report on Form 10-KSB (File
                    Number 33-37078),  filed with the Commission for the year ended December 31, 1997 and incorporated herein by reference).

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

                               FNC BANCCORP, INC.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                            Page
                                                                                            ----
Consolidated financial statements:
    Independent Auditor's Report .......................................................... F-2
    Consolidated  Balance  Sheets -  December  31,  2000  and 1999 ........................ F-3
    Consolidated Statements of Income - Years ended  December 31, 2000 and 1999 ........... F-4
    Consolidated Statements of Comprehensive  Income - Years ended December 31,
     2000 and 1999 ........................................................................ F-5
    Consolidated  Statements of Stockholders'  Equity - Years ended December 31,
     2000 and 1999 ........................................................................ F-6
    Consolidated  Statements of Cash Flows - Years ended December 31, 2000 and
     1999 ................................................................................. F-7
    Notes to Consolidated Financial Statements ............................................ F-9

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
FNC Bancorp, Inc. and Subsidiary
Douglas, Georgia


                  We have audited the accompanying consolidated balance sheets of FNC Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNC Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.






Albany, Georgia
January 11, 2001                               /s/ MAULDIN & JENKINS, LLC

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                      Assets                                              2000                  1999
                                      ------
                                                                                   -----------------     -----------------

Cash and due from banks .......................................................... $       4,516,549     $       3,394,212
Federal funds sold ...............................................................                 -             1,528,000
Securities available for sale, at fair value .....................................         3,533,481             3,479,190
Securities held to maturity, at cost
     (fair value $4,775,877 and $4,728,603) ......................................         4,783,313             4,777,413

Loans ............................................................................        67,632,127            54,168,453
Less allowance for loan losses ...................................................         1,475,525             1,422,689
                                                                                   -----------------    ------------------
          Loans, net .............................................................        66,156,602            52,745,764
                                                                                   -----------------    ------------------

Premises and equipment, net ......................................................         2,141,221             1,849,122
Other assets .....................................................................         1,358,004             1,079,603
                                                                                   -----------------    ------------------

                                                                                   $      82,489,170    $       68,853,304
                                                                                   =================    ==================

                       Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing .......................................................... $      10,466,444    $       11,090,409
    Interest-bearing .............................................................        62,081,297            49,784,012
                                                                                   -----------------    ------------------
              Total deposits .....................................................        72,547,741            60,874,421

    Federal funds purchased ......................................................           940,000             1,250,000
    Notes payable, directors .....................................................           500,000               500,000
    Federal Home Loan Bank borrowings ............................................         1,045,000                55,000
    Other liabilities ............................................................         1,529,005             1,322,291
                                                                                   -----------------    ------------------
          Total liabilities ......................................................        76,561,746            64,001,712
                                                                                   -----------------    ------------------


Stockholders' equity
    Preferred stock, par value $1; 10,000,000 shares
        authorized; no shares issued
    Common stock, par value $1; 10,000,000 shares
        authorized; issued 416,636 shares ........................................           416,636               416,636
    Additional paid-in capital ...................................................         3,708,875             3,708,875
    Retained earnings ............................................................         1,848,413               784,081
    Accumulated other comprehensive loss .........................................           (15,000)              (49,000)
    Treasury stock ...............................................................           (31,500)               (9,000)
                                                                                   -----------------    ------------------
                                                                                           5,927,424             4,851,592
                                                                                   -----------------    ------------------

                                                                                   $      82,489,170    $       68,853,304
                                                                                   =================    ==================

See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                              2000                1999
                                                                                        ----------------    ----------------
Interest income
    Interest and fees on loans ........................................................ $      6,155,275    $      4,708,709
    Interest and dividends on taxable securities ......................................          483,203             389,393
    Interest on nontaxable securities .................................................           12,773               3,586
    Interest on federal funds sold ....................................................          133,994             230,641
                                                                                        ----------------    ----------------
                                                                                               6,785,245           5,332,329
                                                                                        ----------------    ----------------

Interest expense
    Interest on deposits ..............................................................        2,995,425           2,200,033
    Interest on other borrowings ......................................................          124,883              40,984
                                                                                        ----------------    ----------------
                                                                                               3,120,308           2,241,017
                                                                                        ----------------    ----------------

          Net interest income .........................................................        3,664,937           3,091,312
Provision for loan losses .............................................................                -                   -
                                                                                        ----------------    ----------------
          Net interest income after provision for loan losses .........................        3,664,937           3,091,312
                                                                                        ----------------    ----------------

Other income
    Service charges on deposit accounts ...............................................          609,393             524,040
    Other commissions and fees ........................................................           35,645              36,507
    Origination fees on mortgage loans ................................................           19,544              34,308
    Other .............................................................................           87,036              75,364
                                                                                        ----------------    ----------------
                                                                                                 751,618             670,219
                                                                                        ----------------    ----------------

Other expenses
    Salaries and employee benefits ....................................................        1,456,698           1,250,855
    Equipment and occupancy ...........................................................          342,815             279,188
    Data processing ...................................................................          112,818              89,226
    Printing and office supplies ......................................................           71,297              71,512
    Legal and professional ............................................................           98,343              80,454
    Advertising and business development ..............................................           55,676              67,501
    Training and travel ...............................................................          131,508             148,226
    Other operating expenses ..........................................................          392,869             334,177
                                                                                        ----------------    ----------------
                                                                                               2,662,024           2,321,139
                                                                                        ----------------    ----------------

          Income before income taxes ..................................................        1,754,531           1,440,392

Income tax expense ....................................................................          594,488             514,970
                                                                                        ----------------    ----------------

          Net income .................................................................. $      1,160,043    $        925,422
                                                                                        ================    ================

Basic earnings per common share ....................................................... $           2.79    $           2.23
                                                                                        ================    ================

Diluted earnings per common share ..................................................... $           2.41    $           2.07
                                                                                        ================    ================

See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                               2000               1999
                                                                                        ----------------    ---------------

Net income ............................................................................ $      1,160,043    $       925,422

Other comprehensive income (loss):
    Net unrealized holding gains (losses) arising during
        period, net of tax (benefit) of $17,000 and ($32,000) .........................           34,000            (63,000)
                                                                                        ----------------     --------------

Comprehensive income .................................................................. $      1,194,043     $      862,422
                                                                                        ================     ==============


See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999








                                                                                     Accumulated
                                          Common Stock      Additional    Retained      Other        Treasury Stock       Total
                                      ---------------------  Paid-in      Earnings   Comprehensive ------------------ Stockholders'
                                       Shares   Par Value    Capital     (Deficit)   Income(Loss)  Shares   Par Value    Equity
                                      -------  -----------  ----------  -----------  ------------  -------  ---------  ----------

 Balance, December 31, 1998 ......... 411,173  $   411,173  $3,659,708  $ (141,341)  $     14,000        -  $       -  $3,943,540
     Exercise of options by officer .   5,463        5,463      49,167           -              -        -          -      54,630
     Net income .....................       -            -           -     925,422              -        -          -     925,422
     Purchase of treasury stock .....       -            -           -           -              -      500     (9,000)     (9,000)
     Other comprehensive loss .......       -            -           -           -        (63,000)       -          -     (63,000)
                                      -------  -----------  ----------  ----------  -------------  -------  ---------  ----------
 Balance, December 31, 1999 ......... 416,636      416,636   3,708,875     784,081        (49,000)     500     (9,000)  4,851,592
     Net income .....................       -            -           -   1,160,043              -        -          -   1,160,043
     Dividends declared, $.23 per
      share .........................       -            -           -     (95,711)             -        -          -     (95,711)
     Purchase of treasury stock .....       -            -           -           -              -    1,250    (22,500)    (22,500)
     Other comprehensive income .....       -            -           -           -         34,000        -          -      34,000
                                      -------  -----------  ----------  ----------  -------------  -------  ---------  ----------
 Balance, December 31, 2000 ......... 416,636  $   416,636  $3,708,875  $1,848,413  $     (15,000)   1,750  $ (31,500) $5,927,424
                                      =======  ===========  ==========  ==========  =============  =======  =========  ==========

 See Notes to Consolidated Financial Statements.

                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                   1999
                                                                                --------------------    --------------------
 OPERATING ACTIVITIES
     Net income ............................................................... $          1,160,043    $            925,422
                                                                                --------------------    --------------------
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation .........................................................              178,347                 141,167
         Net accretion of securities ..........................................               (9,191)                      -
         Provision for deferred income taxes ..................................              (15,188)                 10,691
         Loss on disposal of property and equipment ...........................                1,524                  14,790
         Increase in interest receivable ......................................             (212,130)               (150,434)
         Increase in interest payable .........................................              352,015                 149,382
         Increase (decrease) in taxes payable .................................             (304,856)                315,629
         Other prepaids, deferrals and accruals, net ..........................               91,472                  92,302
                                                                                --------------------    --------------------
               Total adjustments ..............................................               81,993                 573,527
                                                                                --------------------    --------------------

               Net cash provided by operating activities ......................            1,242,036               1,498,949
                                                                                --------------------    --------------------

 INVESTING ACTIVITIES
     Decrease in federal funds sold ...........................................            1,528,000               4,438,000
     Purchases of securities available for sale ...............................                    -              (2,979,928)
     Proceeds from sales of securities available for sale .....................                    -               1,000,000
     Proceeds from maturities of securities available for sale ................                    -               3,000,000
     Purchases of securities held to maturity .................................                    -              (4,777,413)
     Proceeds from redemption of
         Federal Home Loan Bank stock .........................................                    -                 159,700
     Increase in loans, net ...................................................          (13,410,838)            (12,030,099)
     Purchase of premises and equipment .......................................             (471,970)               (392,054)
                                                                                --------------------    --------------------

               Net cash used in investing activities ..........................          (12,354,808)            (11,581,794)
                                                                                --------------------    --------------------

 FINANCING ACTIVITIES
     Increase in deposits .....................................................           11,673,320               6,574,068
     Increase (decrease) in federal funds purchased ...........................             (310,000)              1,250,000
     Proceeds from Federal Home Loan Bank borrowings ..........................            2,000,000                       -
     Repayments of Federal Home Loan Bank borrowings ..........................           (1,010,000)                (10,000)
     Proceeds from issuance of common stock ...................................                    -                  54,630
     Dividends paid ...........................................................              (95,711)                      -
     Purchase of treasury stock ...............................................              (22,500)                 (9,000)
                                                                                --------------------    --------------------

               Net cash provided by financing activities ......................           12,235,109               7,859,698
                                                                                --------------------    --------------------

 Net increase (decrease) in cash and due from banks ...........................            1,122,337              (2,223,147)

 Cash and due from banks at beginning of year .................................            3,394,212               5,617,359
                                                                                --------------------    --------------------

 Cash and due from banks at end of year ....................................... $          4,516,549    $          3,394,212
                                                                                ====================    ====================


                                FNC BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                    1999
                                                                                --------------------    --------------------


 SUPPLEMENTAL DISCLOSURES Cash paid during the year for:
         Interest ............................................................. $          2,768,293    $          2,091,635

         Income taxes ......................................................... $            914,532    $            188,650


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

                  Basis of Presentation

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

                      The Company's consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

                  Cash, Due From Banks and Cash Flows

                    For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold and deposits are reported net.

                    The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                  Securities

                     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

                     Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Loans

                     Loans are reported at their outstanding unpaid principal balances less unearned income, deferred fees or costs on originated loans, and the allowance for loan losses. Interest income is accrued on the unpaid balance.

                     Loan origination fees, net of certain direct origination costs of consumer and instalment loans are recognized at the time the loan is placed on the books. Because these loan fees are not significant and the majority of loans have maturities of one year or less, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles. Loan origination fees net of certain direct loan origination costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.

                     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

                     The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                     A loan is considered impaired when it is probable the Bank will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

                  Premises and Equipment

                     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Other Real Estate Owned

                     Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 was $81,520.

                  Transfers of Financial Assets

                     Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when
                     (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
                                     Income Taxes

                     Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                  Stock Compensation Plans

                     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Bank's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Bank has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

                  Earnings Per Common Share

                     Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income after adjustments for the after-tax income effect of the issuance of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. The weighted-average number of shares outstanding for the years ended December 31, 2000 and 1999 was 416,074 and 415,104, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Comprehensive Income

                     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                  Recent  Developments

                     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

NOTE 2.  INVESTMENT SECURITIES

                  The amortized cost and approximate fair values of securities are summarized as follows:

                                                                                    Gross           Gross
                                                                   Amortized      Unrealized      Unrealized         Fair
                                                                      Cost          Gains           Losses          Value
                                                                 --------------- -------------  --------------- ---------------

                   Securities Available for Sale
                      December 31, 2000:
                      U. S. Treasury and government agencies ... $    3,242,581  $         -    $    (23,000)   $    3,219,581
                      Restricted equity securities .............        313,900            -              -            313,900
                                                                 --------------- -------------  --------------- ---------------

                                                                 $    3,556,481  $         -    $    (23,000)   $    3,533,481
                                                                 =============== =============  =============== ===============

                      December 31, 1999:
                      U. S. Treasury and government agencies ... $    3,239,290  $         -    $    (74,000)   $    3,165,290
                      Restricted equity securities .............        313,900            -               -           313,900
                                                                 --------------- -------------  --------------  ---------------

                                                                 $    3,553,190  $         -    $    (74,000)   $    3,479,190
                                                                 =============== =============  ==============  ===============

                  Securities Held to Maturity
                     December 31, 2000:
                     U. S. Treasury and government agencies .... $    4,488,469  $      1,863   $     (8,613)   $    4,481,719
                     State, county and municipal securities ....        294,844            -            (686)          294,158
                                                                 --------------- -------------  --------------  ---------------

                                                                 $    4,783,313  $      1,863   $     (9,299)   $    4,775,877
                                                                 =============== =============  ==============  ===============



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    Gross           Gross
                                                                   Amortized      Unrealized     Unrealized          Fair
                                                                      Cost          Gains          Losses           Value
                                                                 --------------- -------------  --------------  ---------------
                     U. S. Treasury and government agencies .... $    4,482,594  $         -    $    (46,188)   $    4,436,406
                     State, county and municipal securities ....        294,819            -          (2,622)          292,197
                                                                 --------------- -------------  --------------  ---------------
                                                                 $    4,777,413  $         -    $    (48,810)   $    4,728,603
                                                                 =============== =============  ==============  ===============

                  Securities with a carrying value of $6,020,731 and $4,722,586 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                  The amortized cost and fair value of debt securities as of December 31, 2000 by contractual maturity are shown below.

                                                            Securities Available for Sale       Securities Held to Maturity
                                                          ---------------------------------- ----------------------------------
                                                            Amortized            Fair           Amortized           Fair
                                                               Cost             Value             Cost              Value
                                                          ---------------  ----------------- ----------------  ----------------
                      Due less than one year ............ $           -    $             -   $     1,499,395   $     1,496,250
                      Due from one to three years .......      3,242,581          3,219,581        2,734,070         2,735,784
                      Due from three to five years ......             -                  -           500,000           494,531
                      Due from five to ten years ........             -                  -            49,848            49,312
                                                          ---------------  ----------------- ----------------  ----------------
                                                          $    3,242,581   $      3,219,581  $     4,783,313   $     4,775,877
                                                          ===============  ================= ================  ================

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                                                                     December 31,
                                                                                        ---------------------------------------
                                                                                               2000                 1999
                                                                                        ------------------   ------------------
                     Commercial and financial ......................................... $     10,753,635     $      8,015,067
                     Agricultural .....................................................        1,578,653            1,431,012
                     Real estate - construction .......................................        3,552,219            2,545,021
                     Real estate - mortgage, farmland .................................        9,497,911            8,419,070
                     Real estate - mortgage, other ....................................       36,969,870           27,847,233
                     Consumer installment .............................................        5,279,839            5,911,050
                                                                                        ------------------   ------------------
                                                                                              67,632,127           54,168,453
                     Allowance for loan losses ........................................       (1,475,525)          (1,422,689)
                                                                                        ------------------   ------------------
                                       Loans, net ..................................... $     66,156,602     $     52,745,764
                                                                                        ==================   ==================

                  Changes in the allowance for loan losses are as follows:

                                                                                              Years Ended December 31,
                                                                                     -------------------------------------------
                                                                                              2000                   1999
                                                                                     -------------------     -------------------
                      Balance, beginning of year ................................... $       1,422,689       $       1,274,285
                         Loans charged off .........................................          (204,609)                (63,359)
                         Recoveries of loans previously charged off ................           257,445                 211,763
                                                                                     -------------------     -------------------
                      Balance, end of year ......................................... $       1,475,525       $       1,422,689
                                                                                     ===================     ===================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The Bank had no loans which it considered to be impaired other than the loans on which the accrual of interest had been discontinued. The total recorded investment in impaired loans was $689,000 and $380,425 at December 31, 2000 and 1999,
                  respectively. These loans had related allowance for loan losses of approximately $79,000 and $67,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans for 2000 and 1999 was approximately $734,000 and $403,000, respectively. There was no significant amount of interest income recognized on impaired loans in 2000 or 1999.

                  The Bank has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

                         Balance, beginning of year ......................................................... $      595,879
                            Advances ........................................................................        953,771
                            Repayments ......................................................................       (606,050)
                                                                                                              ----------------
                         Balance, end of year ............................................................... $      943,600
                                                                                                             ================


NOTE 4.  PREMISES AND EQUIPMENT, NET

                  Premises and equipment are summarized as follows:

                                                                                                   December 31,
                                                                                       --------------------------------------
                                                                                              2000                 1999
                                                                                       -----------------    -----------------
                      Land ........................................................... $       372,676      $       372,676
                      Buildings and improvements .....................................       1,561,741            1,064,078
                      Equipment ......................................................       1,078,889            1,006,375
                      Construction in process ........................................               -              240,386
                                                                                       -----------------    -----------------
                                                                                             3,013,306            2,683,515
                      Accumulated depreciation .......................................        (872,085)            (834,393)
                                                                                       -----------------    -----------------
                                                                                       $     2,141,221      $     1,849,122
                                                                                       =================    =================

 Note 5.          DEPOSITS

                  The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $15,685,112 and $10,724,505, respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

                      For the year ending December 31,
                         2001 ............................................................................ $     37,000,375
                         2002 ............................................................................        5,402,500
                         2003 ............................................................................        2,001,224
                         2004 ............................................................................          232,876
                         2005 ............................................................................          108,237
                                                                                                           -----------------
                                                                                                           $     44,745,212
                                                                                                           =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

NOTE 7.  FEDERAL HOME LOAN BANK BORROWINGS

                  The Bank can obtain additional funding as needed for mortgage loans from the Federal Home Loan Bank of Atlanta ("FHLB"). At December 31, 2000, the Bank had two advances outstanding that totaled $1,045,000. These advances are collateralized by a blanket floating lien on qualifying first mortgage loans and pledging of the Bank's stock in the FHLB. A summary of the Bank's borrowings from the FHLB as of December 31, 2000 and 1999 follows:

                                                                                                 2000                1999
                                                                                          -----------------   -----------------
                      Advances from Federal Home Loan Bank with interest ................ $        45,000     $        55,000
                         at fixed rate of 6.99% due in annual semi-annual
                         instalments of $5,000 through May 16, 2005.
                      Advances from Federal Home Loan Bank with interest
                         at a fixed rate of 7.28% due at October 28, 2001 ...............       1,000,000                   -
                                                                                          -----------------   -----------------
                                                                                          $     1,045,000     $        55,000
                                                                                          =================   =================

                      Balance, beginning of year ........................................ $        55,000     $        65,000
                         Advances .......................................................       2,000,000                   -
                         Repayments .....................................................      (1,010,000)            (10,000)
                                                                                          -----------------   -----------------
                      Balance, end of year .............................................. $     1,045,000     $        55,000
                                                                                          =================   =================

                  At December 31, 2000, scheduled maturities of FHLB borrowings are as follows:

                      For the year ending December 31,
                         2001 .............................................................................  $     1,010,000
                         2002 .............................................................................           10,000
                         2003 .............................................................................           10,000
                         2004 .............................................................................           10,000
                         2005 .............................................................................            5,000
                                                                                                             ----------------
                                                                                                             $     1,045,000
                                                                                                             ================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  EMPLOYEE BENEFIT PLAN

                  The Bank has a 401(k) salary deferral plan which allows employees to defer up to 15% of their salary with partially matching Bank contributions. Bank contributions to this plan charged to expense amounted to $25,124and $16,154 in 2000 and 1999, respectively.


NOTE 9.  INCOME TAXES

                  Income tax expense consists of the following:

                                                                                             Years Ended December 31,
                                                                                       --------------------------------------

                                                                                              2000                 1999
                                                                                       -----------------    -----------------
                      Current .......................................................  $       609,676      $        504,279
                      Deferred ......................................................          (15,188)               10,691
                                                                                       -----------------    -----------------
                                                                                       $       594,488      $        514,970
                                                                                       =================    =================

                  The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                      Years Ended December 31,
                                                                       -------------------------------------------------------
                                                                                 2000                         1999
                                                                       -------------------------    --------------------------
                                                                         Amount        Percent         Amount        Percent
                                                                       ------------   ----------    -------------   ----------
                       Tax provision at statutory rate ..............  $  596,541         34 %      $    489,733        34 %
                       Increase (decrease) resulting from:
                          Other items, net ..........................      (2,053)        -               25,237         2
                                                                       ------------   ----------    -------------   ----------
                       Income tax expense ...........................  $  594,488         34 %      $    514,970        36 %
                                                                       ============   ==========    =============   ==========

                  The components of deferred income taxes are as follows:

                                                                                                   December 31,
                                                                                      ---------------------------------------
                                                                                            2000                  1999
                                                                                      -----------------     -----------------
                     Deferred tax assets:
                        Allowance for loan losses ................................... $        254,232      $        256,143
                        Non accrual loan interest receivable ........................           39,503                27,752
                        Securities available for sale ...............................            8,000                25,000
                                                                                      -----------------     -----------------
                                                                                               301,735               308,895
                                                                                      -----------------     -----------------

                     Deferred tax liabilities:
                        Premises and equipment ......................................           60,808                73,172
                        Other .......................................................           28,398                21,382
                                                                                      -----------------     -----------------
                                                                                                89,206                94,554
                                                                                      -----------------     -----------------

                     Net deferred tax assets ........................................ $        212,529      $        214,341
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

                                                                                  Year Ended December 31, 2000
                                                                  -----------------------------------------------------------
                                                                       Income               Shares          Per Share Amount
                                                                    (Numerator)          (Denominator)
                                                                  -----------------    ------------------   -----------------
                        Basic earnings per share
                           Net income ........................... $      1,160,043               416,074    $           2.79
                                                                                                            =================

                        Effect of Dilutive Securities
                           Stock options and warrants ...........               -                 66,199
                                                                  -----------------    ------------------

                        Dilutive earnings per share
                           Net income ........................... $     1,160,043                482,273    $           2.41
                                                                  =================    ==================   =================

                                                                                  Year Ended December 31, 1999
                                                                  -----------------------------------------------------------
                                                                       Income               Shares          Per Share Amount
                                                                    (Numerator)          (Denominator)
                                                                  -----------------    ------------------   -----------------

                        Basic earnings per share
                           Net income ........................... $        925,422               415,104    $           2.23
                                                                                                            =================

                        Effect of Dilutive Securities
                           Stock options and warrants ...........               -                 32,620
                                                                  -----------------    ------------------

                        Dilutive earnings per share
                           Net income ........................... $        925,422               447,724    $           2.07
                                                                  =================    ==================   =================

NOTE 11. STOCK WARRANTS AND STOCK OPTION PLAN

                  Stock Warrants

                     In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase one share of common stock for each share purchased by them in the Company's common stock offering. The warrants became exercisable on the date the Bank opened for business and are exercisable in whole or in part at any time during the ten year period following that date, at an exercise price equal to $10 per share unless the Bank is required to raise capital to meet regulatory guidelines. In the event this occurs, the exercise price will be the greater of $10 per share or the book value per share of the common stock as reflected in the Company's quarterly financial report for the quarter ended immediately prior to the exercise of the warrant. The warrants are nontransferable, other than by will or the laws of descent and distribution, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. At December 31, 2000 and 1999, there were 137,500 warrants outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                     In addition to the options available under the 1997 Plan, in April 1997 the Board granted options for 10,926 shares of common stock with a $10 exercise price to the President and CEO of the Bank provided that he exercises one-half of the options within twelve months and the remainder within twenty-four months. The officer exercised 5,463 options during each year ended December 31, 2000 and 1999. At December 31, 2000, there were no options outstanding outside of the 1997 Plan.

                    A summary of the status of the 1997 Plan at December 31, 2000 and 1999, and changes during the years ended on those dates is as follows:

                                                                             2000                              1999
                                                               --------------------------------   -------------------------------
                                                                                 Weighted-                         Weighted-
                                                                                  Average                           Average
                                                                                 Exercise                          Exercise
                                                                  Number           Price            Number           Price
                                                               --------------  --------------    -------------   --------------
                      Under option, beginning of year .........      63,018    $       10.33           58,117    $       10.00
                         Granted ..............................          -                -             4,901            11.96
                         Forfeited ............................          -                -                -                -
                                                               -------------                     -------------
                      Under option, end of year ...............      63,018            10.33           63,018            10.33
                                                               =============                     =============


                      Exercisable at end of year ..............      55,007                            44,070
                                                               =============                     =============


                      Available for grant at end of year ......      61,982                            61,982
                                                               =============                     =============


                      Weighted-average fair value per option
                         of options granted during the year ... $         -                      $       5.55
                                                               =============                     =============

                  Additional information about options outstanding at December 31, 2000 is as follows:

                                                                                                                  Options
                                                                                 Options Outstanding            Exercisable
                                                                           ---------------------------------   ---------------
                                                                                                Weighted-
                                                                                                 Average
                                                            Exercise           Number          Contractual         Number
                                                              Price          Outstanding      Life in Years     Outstanding
                                                          --------------   ----------------   --------------   ---------------
                                                          $       10.00             58,218              5.7           54,047
                                                                  12.00              4,800              9.0              960
                                                                           ----------------                    ---------------
                                                                                    63,018              5.9           55,007
                                                                           ================                    ===============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  As permitted by generally accepted accounting principles, grants under the 1997 Plan are accounted for under the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per share would have been reduced to the pro forma amounts shown below:

                                                                                             Year Ended December 31,
                                                                                         ---------------------------------
                                                                                              2000             1999
                                                                                         ---------------- ----------------
                        Net income:
                           As reported ................................................ $      1,160,043  $       925,422
                           Pro forma .................................................. $      1,127,953  $       895,594

                        Primary earnings per share:
                           As reported ................................................ $           2.79  $          2.23
                           Pro forma .................................................. $           2.71  $          2.16

                        Fully diluted earnings per share:
                           As reported ................................................ $           2.41  $          2.07
                           Pro forma .................................................. $           2.34  $          2.00

NOTE 12. COMMITMENTS AND CONTINGENCIES

                  The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

                  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments is as follows:

                                                                                                  December 31,
                                                                                      --------------------------------------
                                                                                             2000                 1999
                                                                                      -----------------    -----------------
                      Commitments to extend credit .................................. $      9,217,480     $      7,164,000
                      Standby letters of credit .....................................        3,466,400              102,500
                                                                                      -----------------    -----------------
                                                                                      $     12,683,880     $      7,266,500
                                                                                      =================    =================

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


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

                  The Bank is subject to certain statutory requirements which generally provide that the Bank may not extend credit to any single borrower or group of related borrowers in excess of 15% of the Bank's unimpaired capital and surplus (as defined by the Bank's regulatory authorities), or approximately $1,196,000.

                  The Bank has a concentration of funds on deposit at its primary correspondent bank at December 31, 2000 as follows:

                  Correspondent commercial checking account       $3,574,715
                                                                  ==========

NOTE 14. REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, approximately $2,003,600 of retained earnings were available for dividend declaration without regulatory approval.

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

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Bank met all capital adequacy requirements to which it is subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. REGULATORY MATTERS (Continued)

                  As of December 31, 2000, the most recent notification from The Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                            To Be Well
                                                                                 For Capital             Capitalized Under
                                                                                  Adequacy               Prompt Corrective
                                                                                                     --------------------------
                                                       Actual                     Purposes               Action Provisions
                                             ---------------------------   ------------------------  --------------------------
      As of December 31, 2000                    Amount         Ratio          Amount       Ratio        Amount        Ratio
                                             ----------------  ---------   ---------------  -------  ---------------  ---------
        Total Capital to Risk Weighted Assets
             Consolidated                    $     6,729,200      10.8%    $    4,980,300     8.0%         - - - N/A - - -
             Bank                            $     7,290,400      11.7%    $    4,980,300     8.0%   $    6,225,400      10.0%
        Tier I Capital to Risk Weighted Assets
             Consolidated                    $     5,942,400       9.6%    $    2,490,100     4.0%         - - - N/A - - -
             Bank                            $     6,503,600      10.4%    $    2,490,100     4.0%   $    3,735,200       6.0%
        Tier I Capital to Average Assets
             Consolidated                    $     5,942,400       7.9%    $    3,017,300     4.0%         - - - N/A - - -
             Bank                            $     6,503,600       8.6%    $    3,017,300     4.0%   $    3,771,600       5.0%

                                                                                                             To Be Well
                                                                                 For Capital             Capitalized Under
                                                                                   Adequacy              Prompt Corrective
                                                                                                     ---------------------------
                                                       Actual                      Purposes              Action Provisions
                                             ----------------------------  ------------------------- ---------------------------
      As of December 31, 1999                    Amount          Ratio         Amount        Ratio       Amount         Ratio
                                             ----------------  ----------  ---------------  -------- ----------------  ---------
        Total Capital to Risk Weighted Assets
             Consolidated                    $     5,524,300       11.3%   $    3,928,000      8.0%        - - - N/A - - -
             Bank                            $     5,941,100       12.1%   $    3,928,000      8.0%  $     4,909,900      10.0%
        Tier I Capital to Risk Weighted Assets
             Consolidated                    $     4,900,600       10.0%   $    1,964,000      4.0%        - - - N/A - - -
             Bank                            $     5,317,400       10.8%   $    1,964,000      4.0%  $     2,946,000       6.0%
        Tier I Capital to Average Assets
             Consolidated                    $     4,900,600        7.7%   $    2,558,200      4.0%        - - - N/A - - -
             Bank                            $     5,317,400        8.3%   $    2,558,200      4.0%  $     3,197,700       5.0%


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  Cash and Due From Banks and Federal Funds Sold

                     The carrying amounts of cash and due from banks and federal funds sold approximate fair values.

                  Securities

                     Fair values for securities classified as available for sale and held to maturity are based on available quoted market prices. The carrying values of other investments with no readily determinable fair value approximate fair values.

                  Loans

                     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

                  Deposits

                     The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                  The estimated fair values and related carrying values of the Company's financial instruments were as follows:

                                                              December 31, 2000                    December 31, 1999
                                                       ---------------------------------   ----------------------------------
                                                          Carrying            Fair              Carrying            Fair
                                                           Amount            Value               Amount            Value
                                                       ----------------  ---------------   -----------------  ---------------
                  Financial assets:
                     Cash and due from banks and
                        Federal funds sold ........... $     4,516,549   $    4,516,549    $      4,922,212   $    4,922,212
                                                       ================  ===============   =================  ===============

                     Investments in securities ....... $     8,316,794   $    8,309,358    $      8,256,603   $    8,207,793
                                                       ================  ===============   =================  ===============


                     Loans ........................... $    67,632,127   $   67,261,000    $     54,168,453   $   54,219,600
                     Allowance for loan losses .......       1,475,525               -            1,422,689               -
                                                       ----------------  ---------------   -----------------  ---------------

                                Loans, net ........... $    66,156,602   $   67,261,000    $     52,745,764   $   54,219,600
                                                       ================  ===============   =================  ===============


                  Financial liabilities:
                     Noninterest-bearing demand ...... $    10,466,444   $   10,466,444    $     11,090,409   $   11,090,409
                     Interest-bearing demand .........      15,668,613       15,668,613          13,136,785       13,136,785
                     Savings .........................       1,751,922        1,751,922           1,999,607        1,999,607
                     Time deposits ...................      44,745,212       47,133,000          34,647,620       34,810,000
                                                       ----------------  ---------------   -----------------  ---------------

                                Total deposits ....... $    72,632,191   $   75,019,979    $     60,874,421   $   61,036,801
                                                       ================  ===============   =================  ===============


                  Federal funds purchased ............ $       940,000   $      940,000    $      1,250,000   $    1,250,000
                                                       ================  ===============   =================  ===============

                  Notes payable, director ............ $       500,000   $      500,000    $        500,000   $      500,000
                                                       ================  ===============   =================  ===============

                  Other borrowings ................... $     1,045,000   $    1,045,000    $         55,000   $       53,700
                                                       ================  ===============   =================  ===============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets of FNC Bancorp, Inc. and statements of income and cash flows as of and for the years ended December 31, 2000 and 1999.

                            CONDENSED BALANCE SHEETS
                                                                                             2000                  1999
                                                                                      -----------------     -----------------
                   Assets
                      Cash ........................................................... $          84,450     $        169,709
                      Investment in subsidiary .......................................         6,488,650            5,268,408
                      Other assets, due from subsidiary ..............................                -               336,909
                                                                                       ------------------    -----------------

                              Total assets ........................................... $       6,573,100     $      5,775,026
                                                                                       ==================    =================


                   Liabilities
                      Notes payable, directors ....................................... $         500,000     $        500,000
                      Other liabilities ..............................................           145,676              423,434
                                                                                       ------------------    -----------------


                              Total liabilities ......................................           645,676              923,434
                                                                                       ------------------    -----------------


                   Stockholders' equity ..............................................         5,927,424            4,851,592
                                                                                       ------------------    -----------------

                              Total liabilities and stockholders' equity ............. $       6,573,100     $      5,775,026
                                                                                       ==================    =================

                         CONDENSED STATEMENTS OF INCOME

                                                                                             2000                 1999
                                                                                      -----------------     ----------------
                   Income, interest ................................................. $         7,625       $        6,481
                                                                                      -----------------     ----------------


                   Expense
                      Interest ......................................................          41,736               35,455
                      Other expense .................................................           5,600                6,495
                                                                                      -----------------     ----------------

                                                                                               47,336               41,950
                                                                                      -----------------     ----------------


                              Loss before income tax benefits and
                                  equity in undistributed earnings
                                  of subsidiary .....................................         (39,711)             (35,469)

                   Income tax benefits ..............................................         (13,512)             (12,000)
                                                                                      -----------------     ----------------


                              Loss before equity in undistributed
                                   earnings of subsidiary ...........................         (26,199)             (23,469)

                   Equity in undistributed earnings  of subsidiary ..................       1,186,242              948,891
                                                                                      -----------------     ----------------

                              Net income ............................................ $     1,160,043       $      925,422
                                                                                      =================     ================



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             2000                  1999
                                                                                     -------------------   -------------------
                    OPERATING ACTIVITIES
                       Net income                                                    $       1,160,043     $         925,422
                                                                                     -------------------   -------------------

                       Adjustments to reconcile net income to net
                          cash provided by (used in) operating activities:
                          Undistributed earnings of subsidiary .....................        (1,186,242)             (948,891)
                          (Increase) decrease in due from subsidiary ...............           336,909              (336,909)
                          Increase  in interest payable ............................            38,774                27,999
                          Increase (decrease) in taxes payable .....................          (316,532)              320,019
                                                                                     -------------------   -------------------

                            Total adjustments ......................................        (1,127,091)             (937,782)
                                                                                     -------------------   -------------------


                            Net cash provided by (used in) operating activities ....            32,952               (12,360)
                                                                                     -------------------   -------------------


                    FINANCING ACTIVITIES
                       Purchase of treasury stock ..................................           (22,500)               (9,000)
                       Dividends paid ..............................................           (95,711)                  -
                       Proceeds from issuance of common stock ......................               -                  54,630
                                                                                     -------------------   -------------------


                            Net cash provided by (used in) financing activities ....          (118,211)               45,630
                                                                                     -------------------   -------------------


                    Net increase (decrease) in cash ................................           (85,259)               33,270

                    Cash at beginning of year ......................................           169,709               136,439
                                                                                     -------------------   -------------------

                    Cash at end of year ............................................ $          84,450     $         169,709
                                                                                     ===================   ===================

