Form 10QSB
period 2001-03-31
FNC BANCORP INC
filed 2001-05-11
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

The number of shares outstanding of the Issuer's class of common stock at March 31, 2001 was 416,636 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes       No   X
                                                                ----     ----

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                             PAGE

Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2001
            (Unaudited) and December 31, 2000 ................................................   3

         Consolidated Statements of Income (Unaudited) - Three
            Month Periods Ended March 31, 2001 and 2000 ......................................   4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Three Month Periods Ended March 31, 2001 and 2000 ................................   6

         Consolidated Statements of Cash Flows (Unaudited) - Three
            Month Periods Ended March 31, 2001 and 2000 ......................................   7

         Notes to Consolidated Financial Statements ..........................................   8

   Item 2.  Management's Discussion and Analysis or Plan of Operation ........................   9

Part II - Other Information

   Item 1.  Legal Proceedings ................................................................  14
   Item 2.  Changes in Securities ............................................................  14
   Item 3.  Defaults Upon Senior Securities ..................................................  14
   Item 4.  Submission of Matters to a Vote
              of Security Holders ............................................................  14
   Item 5.  Other Information ................................................................  14
   Item 6.  Exhibits and Reports on Form 8-K .................................................  14

Signatures ...................................................................................  14
















                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,      DECEMBER 31,
                                                                            2001            2000
                                                                       -------------    -------------
                  Assets                                                 (UNAUDITED)

Cash and due from banks .............................................. $   2,876,191    $   4,516,549
Federal funds sold ...................................................     2,835,000                -
Securities available-for-sale, at fair value .........................     2,507,404        3,533,481
Securities held-to-maturity, at cost .................................     4,784,788        4,783,313

Loans ................................................................    76,053,509       67,632,127
Less allowance for loan losses .......................................     1,353,699        1,475,525
                                                                       -------------    -------------
Loans, net ...........................................................    74,699,810       66,156,602

Premises and equipment, net ..........................................     2,200,795        2,141,221
Other assets .........................................................     1,897,378        1,358,004
                                                                       -------------    -------------

                                                                       $  91,801,366    $  82,489,170
                                                                       =============    =============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing ............................................. $   9,351,629    $  10,466,444
     Interest-bearing ................................................    71,129,857       62,081,297
                                                                       -------------    -------------
         Total deposits ..............................................    80,481,486       72,547,741
Federal funds purchased ..............................................             -          940,000
Notes payable to directors ...........................................       500,000          500,000
Advances from Federal Home Loan Bank .................................     3,045,000        1,045,000
Other ................................................................     1,574,200        1,529,005
                                                                       -------------    -------------

         Total liabilities ...........................................    85,600,686       76,561,746
                                                                       -------------    -------------

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 416,636 shares issued and
         Outstanding .................................................       416,636         416,636
     Capital surplus .................................................     3,708,875       3,708,875
     Retained earnings ...............................................     2,170,569       1,848,413
     Accumulated other comprehensive income (loss) ...................         9,000         (15,000)
                                                                       -------------    ------------
                                                                           6,305,080       5,958,924
     Less cost of treasury stock .....................................       104,400          31,500
                                                                       -------------    ------------

         Total stockholders' equity ..................................     6,200,680       5,927,424
                                                                       -------------    ------------

                                                                       $  91,801,366    $ 82,489,170
                                                                       =============    ============






                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           2001            2000
                                                                       -----------      -----------
Interest income
     Interest and fees on loans ...................................... $ 1,863,408      $ 1,370,688
     Interest on taxable securities ..................................     118,373          120,433
     Tax-exempt securities ...........................................       3,190            3,203
     Interest on Federal funds sold ..................................      12,316           30,491
                                                                       -----------      -----------
                                                                         1,997,287        1,524,815

Interest expense
     Interest on deposits ............................................     951,044          626,673
     Interest on Federal funds purchased .............................       3,631            1,859
     Interest on advances from FHLB ..................................      45,119              966
     Interest on stockholder loan ....................................       9,535            9,708
                                                                       -----------      -----------
                                                                         1,009,329          639,206
                                                                       -----------      -----------

         Net interest income .........................................     987,958          885,609
Provision for loan losses ............................................           0                0
                                                                       -----------      -----------
         Net interest income after provision for loan losses .........     987,958          885,609

Other income
     Service charges on deposit accounts .............................     160,216          119,740
     Insurance commissions ...........................................      17,502           18,127
     Origination fees on mortgage loans ..............................       9,751              776
     Other ...........................................................      31,001           25,074
                                                                       -----------      -----------
                                                                           218,470          163,717
                                                                       -----------      -----------

Other expenses
     Salaries and employee benefits ..................................     403,416          360,656
     Equipment expense ...............................................      51,269           48,098
     Occupancy expense ...............................................      41,162           27,980
     Advertising expense .............................................      16,656           12,341
     Audit and accounting ............................................      17,000           16,000
     Consulting fees .................................................       2,000            7,000
     Data Processing expenses ........................................      22,896           27,562
     Printing and office supplies ....................................      21,251           14,536
     Other operating expenses ........................................     139,122          104,580
                                                                       -----------      -----------
                                                                           714,772          618,753
                                                                       -----------      -----------

        Income before income taxes ...................................     491,656          430,573

Applicable income taxes ..............................................     169,500          143,500
                                                                       -----------      -----------

         Net income .................................................. $   322,156      $   287,073
                                                                       ===========      ===========

Basic earnings per common share ...................................... $      0.77      $      0.69
                                                                       ===========      ===========
Diluted earnings per common share .................................... $      0.66      $      0.62
                                                                       ===========      ===========




                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            2001            2000
                                                                       -------------    ------------

Net income ........................................................... $     322,156    $    287,073

Other comprehensive income (loss):
   Net unrealized holding gains (losses) arising during
         Period, net of tax (benefit) of $13,000 and ($7,000) ........        24,000         (14,000)
                                                                       -------------    ------------

Comprehensive income ................................................. $     346,156    $    273,073
                                                                       =============    ============








































                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                       Accumulated
                         Common stock          Additional                 Other
                     Number of      Par         Paid-in     Retained  Comprehensive    Treasury
                      Shares       Value        Capital     Earnings   Income (loss)     Stock         Total
                      -------    ---------    ----------    ---------    ---------    ----------    -----------

Balance,
December 31, 1999 ... 416,636    $ 416,636    $3,708,875    $ 784,081    $ (49,000)    $  (9,000)    $4,851,592

Net income (loss) ...       -            -             -      287,073            -             -        287,073

Other comprehensive
   income (loss) ....       -            -             -            -      (14,000)            -        (14,000)
                      -------    ---------    ----------    ---------    ---------    ----------     ----------

Balance,
March 31, 2000
(unaudited) ......... 416,636    $ 416,636    $3,708,875   $1,071,154    $ (63,000)    $  (9,000)    $5,124,665
                      =======    =========    ==========   ==========    =========     =========     ==========

Balance,
December 31, 2000 ... 416,636    $ 416,636    $3,708,875   $1,848,413    $ (15,000)    $ (31,500)    $5,927,424

Net income ..........       -            -             -      322,156            -             -        322,156

Treasury stock
         purchase ...       -            -             -            -            -       (72,900)       (72,900)

Other comprehensive
   income (loss) ....       -            -             -            -       24,000             -         24,000
                      -------    ---------    ----------   ----------    ---------     ---------    -----------

Balance,
March 31, 2001
(unaudited) ......... 416,636    $ 416,636    $3,708,875   $2,170,569    $   9,000    $ (104,400)    $6,200,680
                      =======    =========    ==========   ==========    =========    ==========     ==========



















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            2001              2000
                                                                       --------------    ---------------
Operating Activities:
   Net Income ........................................................ $      322,156    $       287,073

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ....................................................        50,871              37,900
     Provision for loan losses .......................................             -                   -
     (Increase) decrease in interest receivable ......................      (36,117)             (47,925)
     Increase (decrease) in interest payable .........................       (91,780)            (25,864)
     Increase (decrease) in income taxes payable .....................      (270,019)           (181,409)
     Other prepaids, deferrals and accruals, net .....................       (47,661)            233,932
                                                                       -------------    ----------------
         Total adjustments ...........................................      (394,706)             16,634
                                                                       -------------    ----------------

Net cash provided by operating activities ............................       (72,550)            303,707
                                                                       -------------    ----------------

Investing Activities:
     (Increase) decrease in Federal funds sold .......................    (2,835,000)           (610,000)
     Increase (decrease) in Federal funds purchased ..................      (940,000)         (1,250,000)
     Proceeds from calls of securities available for sale ............     1,000,000                   -
     Net (increase) decrease in loans ................................    (8,543,208)         (2,761,369)
     Purchase of premises and equipment ..............................      (110,445)           (358,975)
                                                                       -------------    ----------------

   Net cash used in investing activities .............................   (11,428,653)         (4,980,344)
                                                                       -------------    ----------------

Financing Activities:
     Increase (decrease) in non-interest bearing deposits ............    (1,114,815)          1,095,190
     Increase in interest bearing deposits ...........................     9,048,560           4,091,300
     Advances from Federal Home Loan Bank ............................     2,000,000                   -
     Purchase of treasury stock ......................................       (72,900)                  -
                                                                       -------------    ----------------

   Net cash provided by financing activities .........................     9,860,845           5,186,490
                                                                       -------------    ----------------

Net increase (decrease) in cash and due from banks ...................    (1,640,358)            509,853

Cash and due from banks at beginning of quarter ......................     4,516,549           3,394,212
                                                                       -------------    ----------------

Cash and due from banks at end of quarter ............................ $   2,876,191    $      3,904,065
                                                                       =============    ================

Supplemental Disclosures Cash paid during the year for:
   Interest .......................................................... $   1,101,109    $        665,070
   Income taxes ...................................................... $      11,635    $        314,532

Non-Cash Transaction
Net change in unrealized gains (losses) on securities
   available for sale ................................................ $      24,000    $        (14,000)




                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of management,  all  adjustments  (consisting of normal and recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2001.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes  included in the Company's  annual report to stockholders for the year ended December 31, 2000, and in the Company's annual 10-KSB.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $322,156 for the three months ended March 31, 2001 compared to $287,073 for the three months ended March 31, 2000. Net interest income after provision for loan losses was $987,958 and $885,609 for the three months ended
March 31, 2001 and 2000, respectively. There was no provision for loan losses for the three months ended March 31, 2001 and 2000, respectively. Non-interest income totaled $218,470 and $163,717 for the three months ended March 31, 2001 and 2000, respectively. Non-interest expenses totaled $714,772 and $618,753 for the three months ended March 31, 2001 and 2000, respectively.

The following table summarizes the results of operations of the Company for the three month period ended March 31, 2001 and 2000.

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          2001            2000
                                                                       ---------        --------
                                                                            (IN THOUSANDS)

Interest income ...................................................... $   1,997        $  1,525
Interest expense .....................................................    (1,009)          ( 639)
                                                                       ---------        --------
Net interest income ..................................................       988             886
Provision for loan losses ............................................        (0)             (0)
Noninterest income ...................................................       219             164
Noninterest expense ..................................................      (715)           (619)
                                                                       ---------        --------
Income (loss) before taxes ...........................................       492             431
Income (taxes) benefit ...............................................      (170)           (144)
                                                                       ---------        --------
Net income (loss) .................................................... $     322        $    287
                                                                       =========        ========


Interest Income

Total interest income increased approximately $472,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

This increase was from the effect of a increase in the average loan portfolio balance from approximately $54.1 million for the three months ended March 31, 2000 to approximately $72.2 million for the three months ended March 31, 2001.
The effect of this change increased interest income earned on the loan portfolio from approximately $1,371,000 for the three months ended March 31, 2000 to approximately $1,863,000 for the three months ended March 31, 2001, an increase of $492,000.

Interest earned on investment  securities decreased from approximately  $124,000 for the three  months  ended March 31, 2000 to  approximately  $122,000  for the three months ended March 31, 2001, a decrease of $2,000.  This decrease was from the effect of a slight  decrease in the  average  taxable  investment  portfolio balance  from  approximately  $8.2  million for the three months ended March 31,
2000 to approximately $8.1 million for the three months ended March 31, 2001.








Interest earned on federal funds sold decreased from  approximately  $30,000 for the three  months  ended March 31, 2000 to  approximately  $12,000 for the three months ended March 31, 2001, a decrease of $18,000.  This  decrease was from the
effect  of  a  decrease  in  the  average   federal   funds  sold  balance  from
approximately  $2.1  million  for the  three  months  ended  March  31,  2000 to approximately $1 million for the three months ended March 31, 2001.
Interest Expense

Total interest expense increased approximately $370,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase is attributed to the factors explained in the following information.

This  increase was the effect of an increase in the average  amount of deposits.
Deposits increased from $63.9 million for the three months ended March 31, 2000 to $76 million for the three months ended March 31, 2001. Interest expense on interest-bearing deposits increased from approximately $627,000 for the quarter ended March 31, 2000 to approximately $951,000 for the quarter ended March 31, 2001, an increase of $324,000. These increased deposits were generated primarily in interest-bearing deposits, thus increasing the average costs of funds from 3.92% at March 31, 2000, to 5.00% at March 31, 2001.

At March 31,  2001,  the Bank had  advances  from the Federal  Home Loan Bank of
$3,045,000 at an average rate of 6.20%. Interest expense incurred for the three months ended March 31, 2001 totaled approximately $45,000 and approximately
$1,000 for the three months ended March 31, 2000.

The Company also had interest expense during the three months ended March 31, 2001 of approximately $10,000 and approximately $10,000 for the three months ended March 31, 2000, on notes payable to directors in the amount of $500,000.
The rate of interest is prime less 1% which resulted in an average rate during the period of 7.63%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three month periods ended March 31, 2001 and 2000.

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2001             2000
                                                                                --------         ---------
Service charges on deposit accounts ..........................................  $    160         $     120
Insurance Commissions ........................................................        18                18
Mortgage origination income ..................................................        10                 1
Other operating income .......................................................        31                25
                                                                                --------         ---------

         Total noninterest income ............................................  $    219         $     164
                                                                                ========         =========













Service charges on deposit accounts for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, increased approximately
$40,000. This increase was related primarily to an increase in NSF fees of approximately $33,000, other service charges increased approximately $8,000. All other income totaled approximately $59,000 and $44,000 for the three months ended March 31, 2001 and 2000, respectively. The increase of $15,000 is primarily attributable to an increase in Mortgage origination income.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the three month periods ended March 31, 2001 and 2000.

                                                                                   THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   2001             2000
                                                                                --------         ---------
Salaries and employee benefits ...............................................  $    404         $     361
Equipment expenses ...........................................................        51                48
Occupancy expenses ...........................................................        41                28
Advertising ..................................................................        17                12
Audit and accounting .........................................................        17                16
Consulting fees ..............................................................         2                 7
Data processing ..............................................................        23                28
Printing and office supplies .................................................        21                15
Other operating expenses .....................................................       139               104
                                                                                --------         ---------

         Total noninterest expense ...........................................  $    715         $     619
                                                                                ========         =========

Noninterest expenses for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, increased approximately $96,000. Salaries and employee benefits increased approximately $43,000 for the three months ended
March 31, 2001 as compared to the three months ended March 31,2000. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately
$53,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase was due to several factors, including a new building annex that was completed last year that increased equipment and occupancy by $16,000, advertising costs increased approximately $5,000 and printing and office supplies also increased approximately $6,000.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2001 and March 31, 2000 was $0. The balance of the allowance for loan losses was approximately $1,354,000 (approximately 1.78% of outstanding loans) at March 31, 2001 and approximately $1,511,000 (approximately 2.65% of outstanding loans) at March 31, 2000. Actual loan losses net of recoveries were approximately $122,000 for the three months ended March 31, 2001 and recoveries net of loan losses for the prior year three month period totaled approximately $88,000 for the three months ended March 31, 2000. Non-accrual loans were approximately $472,000 at March 31, 2001 compared to $548,000 at March 31, 2000. In determining an adequate level of loan loss reserve, such loans were included in such consideration.








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

Income Taxes

The provision for income taxes reflects an effective rate of 34% for the three months ended March 31, 2000 and March 31, 2001.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $91.8 million at March 31, 2001 and approximately $82.5 million at December 31, 2000. Representing an increase of approximately $9.3 million.
During the three months ended March 31, 2001, deposits increased by $7.9 million, a decrease in cash and due from banks provided $1.6 million, borrowing from the Federal Home Loan Bank provided $2 million, and called securities provided $1 million, providing a total of $12.5 million of funds available of which operations used $.1 million, and the rest was used to increase Federal funds sold by $2.8 million, decrease Federal funds purchased by $1 million, increase the banks' investment in fixed assets by $.1 million and increase loans by $8.5 million.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At March
31, 2001, a comparison of the minimum required, and actual capital ratios are as follows:


                                                                                      To Be Well
                                                             For Capital           Capitalized Under
                                                               Adequacy            Prompt Corrective
                                      Actual                   Purposes             Action Provisions
                              Amount          Ratio      Amount         Ratio      Amount        Ratio
                              ------         ------      ------         -----      ------        -----
                                                       (Dollars in thousands)

As of March 31, 2001
Total Capital
(to Risk Weighted Assets) ... $7,679         11.45%      $5,365          8%        $6,707          10%
Tier 1 Capital
(to Risk Weighted Assets) ... $6,834         10.19%      $2,683          4%        $4,024           6%
Tier 1 Capital
(to Average Assets) ......... $6,834          7.44%      $3,672          4%        $4,590           5%

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






The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements. At March 31, 2001, the Company's cash and due from banks were  approximately  $2.8 million and its federal  funds sold were  approximately  $2.8 million.  All of the above can be converted to cash on short notice. The sale of investments, which had a market value of approximately
$7.3 million at March 31, 2001, can also be used to meet liquidity requirements, to the extent the  investments  are not pledged.  At March 31, 2001,  the market value of pledged securities was $6 million.

The Bank also has the ability, on a short-term basis, to borrow and purchase federal funds from other financial institutions.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances exceed lower cost alternatives such as deposits from the local community. The
Bank had advances outstanding of $3,045,000 at March 31, 2001, at an average rate of 6.20%.





































                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

None

(B)      Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended
     March 31, 2001.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           FNC BANCORP, INC.
                                                     --------------------------
                                                              (Registrant)


Date May 11, 2001                                    By/s/ Jeffery W. Johnson
     ---------------                                ---------------------------
                                                    Jeffery W. Johnson
                                                    President & CEO


                                     PAGE 14