Form 10QSB
period 2001-06-30
FNC BANCORP INC
filed 2001-08-10
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

The number of shares outstanding of the Issuer's class of common stock at June 30, 2001 was 410,836 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes        No   X
                                                                ---         ---

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                        PAGE

Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2001
            (Unaudited) and December 31, 2000 ...........................................  3

         Consolidated Statements of Income (Unaudited) - Three and Six
            Month Periods Ended June 30, 2001 and 2000 ..................................  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Six Month Periods Ended June 30, 2001 and 2000 ..............................  6

         Consolidated Statements of Cash Flows (Unaudited) - Six
            Month Periods Ended June 30, 2001 and 2000 ..................................  7

         Notes to Consolidated Financial Statements .....................................  8

   Item 2.  Management's Discussion and Analysis or Plan of Operation ...................  9

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

Signatures .............................................................................. 14
















                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,      DECEMBER 31,
                                                                            2001             2000
                                                                       -------------    -------------
                  Assets                                                (UNAUDITED)

Cash and due from banks .............................................. $   5,095,185    $   4,516,549
Securities available-for-sale, at fair value .........................     1,011,936        3,533,481
Securities held-to-maturity, at cost .................................     4,286,263        4,783,313

Loans ................................................................    81,445,201       67,632,127
Less allowance for loan losses .......................................     1,289,432        1,475,525
                                                                       -------------    -------------
Loans, net ...........................................................    80,155,769       66,156,602

Premises and equipment, net ..........................................     2,166,951        2,141,221
Other assets .........................................................     2,004,731        1,358,004
                                                                       -------------    -------------

                                                                       $  94,720,835    $  82,489,170
                                                                       =============    =============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand ...................................... $   8,570,272    $  10,466,444
     Interest-bearing demand .........................................    71,445,519       62,081,297
                                                                       -------------    -------------
         Total deposits ..............................................    80,015,791       72,547,741

Federal funds purchased ..............................................     1,073,000          940,000
Notes payable to directors ...........................................       500,000          500,000
Advances from Federal Home Loan Bank .................................     5,040,000        1,045,000
Other ................................................................     1,580,833        1,529,005
                                                                       -------------    -------------

         Total liabilities ...........................................    88,209,624       76,561,746
                                                                       -------------    -------------

Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 416,636 shares issued and
         Outstanding .................................................       416,636          416,636
     Capital surplus .................................................     3,708,875        3,708,875
     Retained earnings ...............................................     2,482,100        1,848,413
     Accumulated other comprehensive income (loss) ...................         8,000          (15,000)
                                                                       -------------    -------------
                                                                           6,615,611        5,958,924

     Less cost of treasury stock, 5,800 and 1,750 shares, respectively       104,400           31,500
                                                                       -------------    -------------
         Total stockholders' equity ..................................     6,511,211        5,927,424
                                                                       -------------    -------------

                                                                       $  94,720,835    $  82,489,170
                                                                       =============    =============





                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                                 2001              2000             2001              2000
                                            ------------      ------------      -----------      -----------
Interest income
     Interest and fees on loans ........... $  1,838,287      $  1,507,408      $ 3,701,695      $ 2,878,096
     Interest on taxable securities .......       83,498           121,512          201,871          241,945
     Interest on nontaxable securities ....        3,190             3,190            6,380            6,393
     Interest on Federal funds sold .......       22,640            21,984           34,956           52,475
                                            ------------      ------------      -----------      -----------
                                               1,947,615         1,654,094        3,944,902        3,178,909
                                            ------------      ------------      -----------      -----------

Interest expense
     Interest on deposits .................      945,395           676,526        1,896,439        1,303,199
     Interest on other borrowings .........       77,692            38,908          135,977           51,441
                                            ------------      ------------      -----------      -----------
                                               1,023,087           715,434        2,032,416        1,354,640
                                            ------------      ------------      -----------      -----------

         Net interest income ..............      924,528           938,660        1,912,486        1,824,269
Provision for loan losses .................            -                 -                -                -
                                            ------------      ------------      -----------      -----------

         Net interest income
         after provision for loan losses ..      924,528           938,660        1,912,486        1,824,269

Other income
     Service charges on deposit accounts ..      203,139           152,812          363,355          272,552
     Insurance commissions ................       13,422             7,857           30,924           25,984
     Origination fees on mortgage loans ...       19,993             1,624           29,744            2,400
     Other ................................       24,034            21,755           55,035           46,829
                                            ------------      ------------      -----------      -----------
                                                 260,588           184,048          479,058          347,765
                                            ------------      ------------      -----------      -----------

Other expenses
     Salaries and employee benefits .......      405,835           368,364          809,251          729,020
     Equipment expense ....................       55,315            51,849          106,584           99,947
     Occupancy expense ....................       36,627            35,963           77,789           63,943
     Advertising expense ..................       10,761             4,464           27,417           16,805
     Audit and accounting .................       15,000            20,004           32,000           36,004
     Consulting fees ......................        7,051             6,000            9,051           13,000
     Data Processing expenses .............       22,287            33,073           45,183           60,635
     Printing and office supplies .........       13,094            17,613           34,345           32,149
     Other operating expenses .............      134,615           117,384          273,737          221,964
                                            ------------      ------------      -----------      -----------
                                                 700,585           654,714        1,415,357        1,273,467
                                            ------------      ------------      -----------      -----------

        Income before income taxes ........      484,531           467,994          976,187          898,567

Applicable income taxes ...................      173,000           161,500          342,500          305,000
                                            ------------      ------------      -----------      -----------

         Net income ....................... $    311,531     $     306,494      $   633,687      $   593,567
                                            ============     =============      ===========      ===========

Basic earnings per common share ........... $        .76     $         .74      $      1.54      $      1.42
                                            ============     =============      ===========      ===========
Diluted earnings per common share ......... $        .67     $         .68      $      1.33      $      1.31
                                            ============     =============      ===========      ===========





                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                          JUNE 30,
                                                  2001              2000            2001             2000
                                            --------------    --------------    -------------    ------------

Net income ................................ $      311,531    $      306,494    $     633,687    $    593,567

Other comprehensive income (loss):
   Net unrealized holding gains (losses) arising
     during  the period, net of tax (benefit) of
     ($500) and $2,000 for the three months;
     $12,000 and ($5,000) for the six months
     ended June 30: .......................         (1,000)            4,000           23,000         (10,000)
                                            --------------    --------------    -------------    ------------

Comprehensive income ...................... $      310,531    $      310,494    $     656,687    $    583,567
                                            ==============    ==============    =============    ============




































                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                         Accumulated
                                   Common stock            Additional                       Other
                              Number of        Par          Paid-in        Retained     Comprehensive   Treasury
                                Shares        Value         Capital        Earnings      Income (loss)    Stock         Total
                               -------      ---------      ----------     ----------       ---------     --------     ----------

Balance,
December 31, 1999 ............ 416,636      $ 416,636      $3,708,875     $  784,081       $ (49,000)    $ (9,000)    $4,851,592

Net income (loss) ............       -              -               -        593,567               -            -        593,567

Other comprehensive
   income (loss) .............       -              -               -              -         (10,000)           -        (10,000)
                               -------      ---------      ----------     ----------       ---------     --------     ----------

Balance,
June 30, 2000
(unaudited) .................. 416,636      $416,636       $3,708,875     $1,377,648       $ (59,000)    $ (9,000)    $5,435,159
                               =======      ========       ==========     ==========       =========     ========     ==========

Balance,
December 31, 2000 ............ 416,636      $416,636       $3,708,875     $1,848,413       $ (15,000)    $(31,500)    $5,927,424

Net income ...................       -             -                -        633,687               -            -        633,687

Treasury stock
         purchase ............       -             -                -              -               -      (72,900)       (72,900)

Other comprehensive
   income (loss) .............       -             -                -              -          23,000            -         23,000
                               -------      --------       ----------     ----------       ---------     --------     ----------

Balance,
June 30, 2001
(unaudited) .................. 416,636      $416,636       $3,708,875     $2,482,100       $   8,000    $(104,400)    $6,511,211
                               =======      ========       ==========     ==========       =========    =========     ==========



















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             2001             2000
                                                                       ---------------  ---------------
Operating Activities:
   Net Income ........................................................ $       633,687  $       593,567

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ....................................................         105,662           83,410
     Provision for loan losses .......................................               -                -
     (Increase) decrease in interest receivable ......................         (37,291)        (137,056)
     Increase (decrease) in interest payable .........................         (87,113)         (60,700)
     Increase (decrease) in income taxes payable .....................        (280,968)        (268,019)
     Other prepaids, deferrals and accruals, net .....................        (147,932)         144,333
                                                                       ---------------  ---------------
         Total adjustments ...........................................        (447,642)        (238,032)
                                                                       ---------------  ---------------

Net cash provided by operating activities ............................         186,045          355,535
                                                                       ---------------  ---------------

Investing Activities:
     (Increase) decrease in Federal funds sold .......................               -        1,528,000
     Increase (decrease) in Federal funds purchased ..................         133,000         (600,000)
     Proceeds from maturities of securities available for sale .......       2,500,000                -
     Proceeds from maturities of securities held-to-maturity .........         500,000                -
     Net (increase) decrease in loans ................................     (13,999,167)      (5,366,760)
     Purchase of premises and equipment ..............................        (131,392)        (406,461)
                                                                       ---------------  ---------------

   Net cash used in investing activities .............................     (10,997,559)      (4,845,221)
                                                                       ---------------  ---------------

Financing Activities:
     Increase (decrease) in non-interest bearing deposits ............      (1,896,172)      (1,885,996)
     Increase (decrease) in other deposits ...........................       9,364,222        5,007,445
     Advances (repayment) of Federal Home Loan Bank, net .............       3,995,000        1,995,000
     Purchase of treasury stock ......................................         (72,900)               -
                                                                       ---------------  ---------------

   Net cash provided by financing activities .........................      11,390,150        5,116,449
                                                                       ---------------  ---------------

Net increase (decrease) in cash and due from bands ................... $      578,636   $       626,763

Cash and due from banks at beginning of year .........................      4,516,549         3,394,212
                                                                       --------------   ---------------

Cash and due from banks at end of quarter ............................ $    5,095,185   $     4,020,975
                                                                       --------------    --------------

Supplemental Disclosures Cash paid during the year for:
   Interest .......................................................... $    2,119,529   $     1,415,340
   Income taxes ...................................................... $      313,235   $       524,819

Non-Cash Transaction
Net change in unrealized gains (losses) on securities
   available for sale ................................................ $       23,000   $       (15,000)
                                     PAGE 7



                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of management,  all  adjustments  (consisting of normal and recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results  that may be expected for the year ending  December  31,  2001.  For
further  information,   refer  to  the  consolidated  financial  statements  and
footnotes  included in the Company's  annual report to stockholders for the year ended December 31, 2000, and in the Company's annual 10-KSB.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $633,687 for the six months ended June 30, 2001 compared to $593,567 for the six months ended June 30, 2000. Net interest income after provision for loan losses was $1,912,486 and $1,824,269 for the six months ended
June 30, 2001 and 2000, respectively. There was no provision for loan losses for the six months ended June 30, 2001 and 2000, respectively. Non-interest income totaled $479,058 and $347,765 for the six months ended June 30, 2001 and 2000, respectively. Non-interest expenses totaled $1,415,357 and $1,273,467 for the six months ended June 30, 2001 and 2000, respectively.

The following table summarizes the results of operations of the Company for the three and six month periods ended June 30, 2001 and 2000.

                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              JUNE 30,                           JUNE 30,
                                        2001             2000             2001            2000
                                    -----------      -----------       ----------       --------
                                           (IN THOUSANDS)                     (IN THOUSANDS)

Interest income ................... $    1,948       $    1,654        $   3,945        $  3,179
Interest expense ..................     (1,023)            (715)          (2,033)         (1,355)
                                    -----------      ----------        ---------        --------
Net interest income ...............        925              939            1,912           1,824
Provision for loan losses .........         (0)              (0)              (0)             (0)
Noninterest income ................        261              184              479             348
Noninterest expense ...............       (701)            (655)          (1,415)         (1,273)
                                    ----------       ----------        ---------        --------
Income before taxes ...............        485              468              976             899
Income (taxes) ....................       (173)            (162)            (342)           (305)
                                    ----------       ----------        ---------        --------
Net income (loss) ................. $      312       $      306        $     634        $    594
                                    ==========       ==========        =========        ========


Interest Income

Total interest income increased  approximately $766,000 for the six months ended
June 30, 2001 compared to the six months ended June 30, 2000.

This increase was from the effect of an increase in the average loan portfolio balance from approximately $56.7 million for the six months ended June 30, 2000 to approximately $74.5 million for the six months ended June 30, 2001. The effect of this change increased interest income earned on the loan portfolio from approximately $2,878,000 for the six months ended June 30, 2000 to approximately $3,702,000 for the six months ended June 30, 2001, an increase of $824,000.

Interest earned on investment  securities decreased from approximately  $248,000 for the six months  ended June 30, 2000 to  approximately  $208,000  for the six months ended June 30, 2001,  a decrease of $40,000.  This  decrease was from the effect of a decrease in the average taxable  investment  portfolio  balance from
approximately   $8.2  million  for  the  six  months  ended  June  30,  2000  to approximately $6.8 million for the six months ended June 30, 2001.








Interest earned on federal funds sold decreased from  approximately  $52,000 for the six months ended June 30, 2000 to  approximately  $35,000 for the six months ended June 30, 2001, a decrease of $17,000. This decrease was from the effect of a decrease in the average  federal  funds sold balance from  approximately  $1.7 million for the six months ended June 30, 2000 to approximately  $.9 million for the six months ended June 30, 2001.

Interest Expense

Total interest expense increased approximately $677,000 for the six months ended
June 30, 2001 compared to the six months ended June 30, 2000. This increase was the effect of an increase in the average amount of deposits and an increase in the borrowings from the Federal Home Loan Bank.

Deposits increased from $64.4 million for the six months ended June 30, 2000 to $76.6 million for the six months ended June 30, 2001. Interest expense on interest-bearing deposits increased from approximately $1,303,000 for the six months ended June 30, 2000 to approximately $1,896,000 for the six months ended
June 30, 2001, an increase of $593,000. These increased deposits were generated primarily in interest-bearing deposits, thus increasing the average costs of funds from 4.05% at June 30, 2000, to 4.89% at June 30, 2001.

At June 30,  2001,  the Bank had  advances  from the  Federal  Home Loan Bank of
$5,040,000 at an average rate of 5.50%. Interest expense incurred for the six months ended June 30, 2001 totaled approximately $109,000 and approximately
$25,000 for the six months ended June 30, 2000.

The Company also had interest expense during the six months ended June 30, 2001 of approximately $18,000 and approximately $20,000 for the six months ended June
30, 2000, on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in an average rate during the period of 7.20%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three and six month periods ended June 30, 2001 and 2000.

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                               2001              2000             2001             2000
                                            ---------         ---------         --------         ---------
Service charges on deposit accounts ....... $     203         $     153         $    363         $     273
Insurance Commissions .....................        13                 8               31                26
Mortgage origination income ...............        20                 2               30                 2
Other operating income ....................        24                21               55                47
                                            ---------         ---------         --------         ---------

         Total noninterest income ......... $     261         $     184         $    479         $     348
                                            =========         =========         ========         =========













Service  charges on deposit  accounts  for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, increased approximately $90,000.
This  increase was related to an increase in NSF fees of  approximately  $74,000 and other service charges  increasing  approximately  $16,000.  All other income totaled  approximately  $116,000  and $75,000 for the six months  ended June 30,
2001 and 2000,  respectively.  The increase of $41,000 is primarily attributable to an increase in Mortgage origination income.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the six and three month periods ended June 30, 2001 and 2000.

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
                                               2001              2000              2001             2000
                                            ---------         ---------         --------         ---------
Salaries and employee benefits ...........  $     406         $     368         $    809         $     729
Equipment expenses .......................         55                52              107               100
Occupancy expenses .......................         37                36               78                64
Advertising ..............................         11                 4               27                17
Audit and accounting .....................         15                20               32                36
Consulting fees ..........................          7                 6                9                13
Data processing ..........................         22                33               45                60
Printing and office supplies .............         13                18               34                32
Other operating expenses .................        135               117              274               222
                                            ---------         ---------         --------         ---------

         Total noninterest expense .......  $     701       $       654         $  1,415         $   1,273
                                            =========       ===========         ========         =========

Noninterest expenses for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, increased approximately $142,000. Salaries and employee benefits increased approximately $80,000 for the six months ended June
30, 2001 as compared to the six months ended June 30,2000. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately $62,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.
This increase was due to several factors, including new equipment that was added in the first quarter, costing a total in capitalized costs of approximately
$131,000. Also, advertising costs increased approximately $10,000 and other operating expenses increased approximately $52,000.

Provision for Loan Losses

The  provision  for loan losses for the six months  ended June 30, 2001 and June
30, 2000 was $0. The balance of the allowance for loan losses was  approximately
$1,289,000  (approximately  1.58% of  outstanding  loans)  at June 30,  2001 and approximately $1,475,000  (approximately 2.18% of outstanding loans) at December
31, 2000. Actual loan charge-offs net of recoveries were approximately  $186,000 for the six months ended June 30, 2001 and recoveries  net of  charge-offs  were approximately $53,000 for the twelve months ended December 31, 2000. Non-accrual loans were  approximately  $1,700,000  at June 30, 2001  compared to $597,000 at
December 31, 2000. In determining  an adequate level of loan loss reserve,  such loans were included in such consideration.








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

Income Taxes

The provision for income taxes reflects an effective rate of 34% for the six months ended June 30, 2001 and June 30, 2000.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately $94.7 million at June 30, 2001 and approximately $82.5 million at December 31, 2000. Representing an increase of approximately $12.2 million.
During the six months ended June 30, 2001, operations generated $.2 million, deposits increased by $7.5 million, advances from the Federal Home Loan Bank increased by $4 million, Federal funds purchased increased by $.1 million and maturities of securities provided $3 million, for a total of $14.8 million of funds available which were used to increase cash and due from banks by $.6 million, increase the banks' investment in fixed assets by $.1 million, increase loans by $14 million, and invest in treasury stock of $.1 million.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June
30, 2001, a comparison of the minimum required, and actual capital ratios are as follows:


                                                                                            To Be Well
                                                                  For Capital            Capitalized Under
                                                                   Adequacy             Prompt Corrective
                                      Actual                       Purposes              Action Provisions
                              Amount           Ratio          Amount       Ratio        Amount         Ratio
                              ------           -----          ------       -----        ------         -----
                                            (Dollars in thousands)

As of June 30, 2001
Total Capital
(to Risk Weighted Assets) ... $8,053             11.24%       $5,732          8%        $7,165          10%
Tier 1 Capital
(to Risk Weighted Assets) ... $7,153              9.99%       $2,864          4%        $4,296           6%
Tier 1 Capital
(to Average Assets) ......... $7,153              7.55%       $3,790          4%        $4,737           5%

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






The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At June 30, 2001, the Company's cash and due from  banks was  approximately  $5 million  and its  unused  line at the
Federal  Home Loan Bank was  approximately  $7 million.  All of the above can be converted to cash on short notice.  The sale of investments,  which had a market value of  approximately  $5.3 million at June 30, 2001, can also be used to meet liquidity  requirements,  to the extent the investments are not pledged. At June
30, 2001, the market value of pledged securities was approximately $5 million.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances can sometimes exceed lower cost alternatives such as deposits from the local community. The Bank had advances outstanding of $5,040,000 at June 30, 2001, at an average rate of about 5.50%.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

None

(B)      Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended
     June 30, 2001.



                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FNC BANCORP, INC.
                                                     --------------------------
                                                     (Registrant)


Date August 10, 2001                                 By/s/ Jeffrey W. Johnson
     ---------------------------------------        ---------------------------

                                                    Jeffrey W. Johnson
                                                    President & CEO


                                     PAGE 14