Form 10QSB
period 2001-09-30
FNC BANCORP INC
filed 2001-11-01
CIK 868573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Issuer's class of common stock at September 30, 2001 was 410,836 shares of common stock.

Transitional Small Business Disclosure Format (Check one):   Yes     No   X

                                FNC BANCORP, INC.

                                   FOR 10-QSB

                                TABLE OF CONTENTS

                                                                                        PAGE

Part I - Financial Information

   Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2001
            (Unaudited) and December 31, 2000 ...........................................  3

         Consolidated Statements of Income (Unaudited) - Three and Nine
            Month Periods Ended September 30, 2001 and 2000 .............................  4

         Consolidated Statements of Stockholders' Equity (Unaudited) -
            Nine Month Periods Ended September 30, 2001 and 2000 ........................  6

         Consolidated Statements of Cash Flows (Unaudited) - Nine
            Month Periods Ended September 30, 2001 and 2000 .............................  7

         Notes to Consolidated Financial Statements .....................................  8

   Item 2.  Management's Discussion and Analysis or Plan of Operation ...................  9

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

Signatures .............................................................................. 14
















                        FNC BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                          2001              2000
                                                                     -------------      ------------
                  Assets                                              (UNAUDITED)

Cash and due from banks ............................................ $   4,217,057      $  4,516,549
Federal funds sold .................................................     1,873,000                 -
Securities available-for-sale, at fair value .......................     1,014,962         3,533,481
Securities held-to-maturity, at cost ...............................     3,787,460         4,783,313

Loans ..............................................................    81,918,844        67,632,127
Less allowance for loan losses .....................................     1,302,807         1,475,525
                                                                     -------------      ------------
Loans, net .........................................................    80,616,037        66,156,602

Premises and equipment, net ........................................     2,134,466         2,141,221
Other assets .......................................................     3,496,026         1,358,004
                                                                     -------------      ------------
                                                                     $  97,139,008      $ 82,489,170
                                                                     =============      ============

                  Liabilities and Stockholders' Equity

Deposits
     Noninterest-bearing demand .................................... $   8,638,743      $ 10,466,444
     Interest-bearing demand .......................................    73,825,465        62,081,297
                                                                     -------------      ------------
         Total deposits ............................................    82,464,208        72,547,741

Federal funds purchased ............................................             -           940,000
Notes payable to directors .........................................       500,000           500,000
Advances from Federal Home Loan Bank ...............................     6,040,000         1,045,000
Other ..............................................................     1,334,796         1,529,005
                                                                     -------------      ------------
         Total liabilities .........................................    90,339,004        76,561,746
                                                                     -------------      ------------
Stockholders' equity
     Preferred stock, 10,000,000 shares authorized,
         no shares issued
     Common stock, par value $1; 10,000,000 shares
         Authorized, 416,636 shares issued and
         Outstanding ...............................................       416,636           416,636
     Capital surplus ...............................................     3,708,875         3,708,875
     Retained earnings .............................................     2,768,893         1,848,413
     Accumulated other comprehensive income (loss) .................        10,000           (15,000)
                                                                     -------------      ------------
                                                                         6,904,404         5,958,924

     Less cost of treasury stock, 5,800 and 1,750 shares, respectively     104,400            31,500
                                                                     -------------      ------------
         Total stockholders' equity ................................     6,800,004         5,927,424
                                                                     -------------      ------------
                                                                     $  97,139,008      $ 82,489,170
                                                                     =============      ============




                        FNC BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                   2001                2000             2001                2000
                                               -----------         -----------      -----------         -----------
Interest income
     Interest and fees on loans .............. $ 1,848,992         $ 1,620,768      $ 5,550,687         $ 4,498,864
     Interest on taxable securities ..........      65,148             120,741          267,019             362,686
     Interest on nontaxable securities .......       3,190               3,190            9,570               9,583
     Interest on Federal funds sold ..........      17,211              34,273           52,167              86,748
                                               -----------         -----------      -----------         -----------
                                                 1,934,541           1,778,972        5,879,443           4,957,881
                                               -----------         -----------      -----------         -----------

Interest expense
     Interest on deposits ....................     887,878             795,362        2,784,317           2,098,561
     Interest on other borrowings ............      83,964              43,447          219,941              94,888
                                               -----------         -----------      -----------        ------------
                                                   971,842             838,809        3,004,258           2,193,449
                                               -----------         -----------      -----------        ------------
         Net interest income .................     962,699             940,163        2,875,185           2,764,432
Provision for loan losses ....................      30,000                   -           30,000                   -
                                               -----------         -----------      -----------        ------------
         Net interest income
         after provision for loan losses .....     932,699             940,163        2,845,185           2,764,432

Other income
     Service charges on deposit accounts .....     184,870             167,177          548,225             439,729
     Insurance commissions ...................       8,116               3,721           39,040              29,705
     Origination fees on mortgage loans ......       8,890               6,128           38,634               8,528
     Other ...................................      27,773              22,925           82,808              69,754
                                              ------------        ------------      -----------        ------------
                                                   229,649             199,951          708,707             547,716
                                              ------------        ------------      -----------        ------------
Other expenses
     Salaries and employee benefits ..........     418,647             379,614        1,227,898           1,108,634
     Equipment expense .......................      51,838              52,943          158,422             152,890
     Occupancy expense .......................      40,756              35,082          118,545              99,025
     Advertising expense .....................       3,409              12,362           30,826              29,167
     Audit and accounting ....................      11,500              17,000           43,500              53,004
     Consulting fees .........................       7,000               8,000           16,051              21,000
     Data Processing expenses ................      21,913              22,050           67,096              82,685
     Printing and office supplies ............      14,471              22,798           48,816              54,947
     Other operating expenses ................     161,021             136,605          434,758             358,569
                                              ------------        ------------      -----------        ------------
                                                   730,555             686,454        2,145,912           1,959,921
                                              ------------        ------------      -----------        ------------
        Income before income taxes ...........     431,793             453,660        1,407,980           1,352,227

Applicable income taxes ......................     145,000             155,000          487,500             460,000
                                              ------------        ------------      -----------        ------------
         Net income ..........................$    286,793        $    298,660      $   920,480        $    892,227
                                              ============        ============      ===========        ============
Basic earnings per common share ..............$        .70        $        .72      $      2.24        $       2.14
                                              ============        ============      ===========        ============
Diluted earnings per common share ............$        .60        $        .66      $      1.94        $       1.97
                                              ============        ============      ===========        ============





                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  2001              2000             2001            2000
                                                            --------------    --------------    -------------    ------------
Net income ................................................ $      286,793    $      298,660    $     920,480    $    892,227

Other comprehensive income (loss):
   Net unrealized holding gains (losses) arising
     during  the period, net of tax (benefit) of  $1,000
     and $6,000 for the three months;  $13,000
     and ($1,000) for the nine months
     ended September 30: ..................................          2,000           12,000            25,000          (2,000)
                                                            --------------    -------------     -------------    ------------
Comprehensive income ...................................... $      288,793    $     310,660     $     945,480    $    890,227
                                                            ==============    =============     =============    ============




































                        FNC BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                         Accumulated
                                       Common stock          Additional                      Other
                                 Number of         Par         Paid-in     Retained      Comprehensive  Treasury
                                   Shares         Value        Capital     Earnings      Income (loss)   Stock      Total
                                  --------      --------     ----------   ----------      ----------   ---------  ----------
Balance,
December 31, 1999 ...............  416,636      $416,636     $3,708,875   $  784,081      $ (49,000)   $ (9,000)  $4,851,592

Net income (loss) ...............        -             -              -      892,227              -           -      892,227

Dividends declared,
   $.23 per share ...............        -             -              -      (95,711)             -           -      (95,711)

Other comprehensive
   income (loss) ................        -             -              -            -          2,000           -        2,000
                                  --------      --------     ----------   ----------      ---------    --------   ----------
Balance,
September 30, 2000
(unaudited) .....................  416,636      $416,636     $3,708,875   $1,580,597      $ (47,000)   $ (9,000)  $5,650,108
                                  ========      ========     ==========   ==========      =========    ========   ==========

Balance,
December 31, 2000 ...............  416,636      $416,636     $3,708,875   $1,848,413      $ (15,000)   $(31,500)  $5,927,424

Net income ......................        -             -             -       920,480              -           -      920,480

Treasury stock
         purchase ...............        -             -             -             -              -     (72,900)     (72,900)

Other comprehensive
   income (loss) ................        -             -             -             -         25,000           -       25,000
                                  --------      --------    ----------    ----------     ----------    --------   ----------
Balance,
September 30, 2001
(unaudited) .....................  416,636      $416,636    $3,708,875    $2,768,893     $   10,000   $(104,400)  $6,800,004
                                  ========      ========    ==========    ==========     ==========   =========   ==========















                        FNC BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                             2001                      2000
                                                                       --------------             --------------
Operating Activities:
   Net Income ........................................................ $      920,480             $      892,227
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ....................................................        159,904                    130,929
     Provision for loan losses .......................................         30,000                         -
     (Increase) decrease in interest receivable ......................       (203,005)                  (267,837)
     Increase (decrease) in interest payable .........................       (138,649)                   139,061
     Increase (decrease) in income taxes payable .....................       (272,058)                  (270,019)
     Other prepaids, deferrals and accruals, net .....................     (1,709,147)                  (234,797)
                                                                       --------------             --------------
         Total adjustments ...........................................     (2,132,955)                  (502,663)
                                                                       --------------             --------------
Net cash provided by operating activities ............................     (1,212,475)                   389,564
                                                                       --------------             --------------
Investing Activities:
     (Increase) decrease in Federal funds sold .......................     (1,873,000)                   218,000
     Increase (decrease) in Federal funds purchased ..................       (940,000)                (1,250,000)
     Proceeds from maturities of securities available for sale .......      2,500,000                          -
     Proceeds from maturities of securities held-to-maturity .........      1,000,000                          -
     Net (increase) decrease in loans ................................    (14,459,435)                (8,993,816)
     Purchase of premises and equipment ..............................       (153,149)                  (416,942)
                                                                       --------------             --------------
   Net cash used in investing activities .............................    (13,925,584)               (10,442,758)
                                                                       --------------             --------------
Financing Activities:
     Increase (decrease) in non-interest bearing deposits ............     (1,827,701)                (1,919,393)
     Increase (decrease) in other deposits ...........................     11,744,168                 10,703,866
     Cash dividends paid on common stock .............................              -                    (95,711)
     Advances (repayment) of Federal Home Loan Bank, net .............      4,995,000                    995,000
     Purchase of treasury stock ......................................        (72,900)                         -
                                                                       --------------            ---------------
   Net cash provided by financing activities .........................     14,838,567                  9,683,762
                                                                       --------------            ---------------
Net increase (decrease) in cash and due from banks ...................       (299,492)                  (369,432)

Cash and due from banks at beginning of year .........................      4,516,549                  3,394,212
                                                                       --------------            ---------------
Cash and due from banks at end of quarter ............................ $    4,217,057            $     3,024,780
                                                                       ==============            ===============
Supplemental Disclosures Cash paid during the year for:
   Interest .......................................................... $    3,142,907            $     2,054,388
   Income taxes ...................................................... $      450,325            $       724,532

Non-Cash Transaction
Net change in unrealized gains (losses) on securities
   available for sale ................................................ $       25,000            $         2,000





                        FNC BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying  unaudited consolidated financial statements have been prepared
in  accordance  with  generally  accepted  accounting   principles  for  interim
financial  information and with the  instructions  to Form 10-QSB.  Accordingly, they do not include all of the information  and footnotes  required by generally accepted accounting principles for complete financial statements. In the opinion of management,  all  adjustments  (consisting of normal and recurring  accruals)
considered  necessary  for a fair  presentation  have been  included.  Operating results  for the nine  months  ended  September  30,  2001  are not  necessarily indicative of the results that may be expected for the year ending  December 31,
2001. For further  information,  refer to the consolidated  financial statements and footnotes  included in the Company's  annual report to stockholders  for the year ended December 31, 2000, and in the Company's annual 10-KSB.






































Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

The Company, including the operations of its subsidiary, reported a consolidated net income of $920,480 for the nine months ended September 30, 2001 compared to $892,227 for the nine months ended September 30, 2000. Net interest income after provision for loan losses was $2,845,185 and $2,764,432 for the nine months ended September 30, 2001 and 2000, respectively. There was a $30,000 provision for loan losses for the nine months ended September 30, 2001 and no provision for September 30, 2000. Non-interest income totaled $708,707 and $547,716 for the nine months ended September 30, 2001 and 2000, respectively. Non-interest expenses totaled $2,145,912 and $1,959,921 for the nine months ended September
30, 2001 and 2000, respectively.

The following table summarizes the results of operations of the Company for the three and nine month periods ended September 30, 2001 and 2000.

                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                      2001             2000             2001             2000
                                    --------         -------          -------          -------
                                         (IN THOUSANDS)                     (IN THOUSANDS)

Interest income ................... $  1,935         $ 1,779          $ 5,879          $ 4,958
Interest expense ..................     (972)           (839)          (3,004)          (2,194)
                                    --------         -------          -------          -------
Net interest income ...............      963             940            2,875            2,764
Provision for loan losses .........      (30)             (0)             (30)              (0)
Noninterest income ................      230             200              709              548
Noninterest expense ...............     (731)           (686)          (2,146)          (1,960)
                                    --------         -------          -------          -------
Income before taxes ...............      432             454            1,408            1,352
Income (taxes) ....................     (145)           (155)            (488)            (460)
                                    --------         -------          -------          -------
Net income (loss) ................. $    287         $   299          $   920          $   892
                                    ========         =======          =======          =======

Interest Income

Total interest income increased approximately $921,000 for the nine months ended
September 30, 2001 compared to the nine months ended September 30, 2000.

This increase was from the effect of an increase in the average loan portfolio balance from approximately $58.4 million for the nine months ended September 30, 2000 to approximately $78 million for the nine months ended September 30, 2001.
The effect of this change increased interest income earned on the loan portfolio from approximately $4,499,000 for the nine months ended September 30, 2000 to approximately $5,551,000 for the nine months ended September 30, 2001, an increase of $1,052,000.

Interest earned on investment  securities decreased from approximately  $363,000 for the nine months ended September 30, 2000 to  approximately  $267,000 for the nine months ended  September 30, 2001, a decrease of $96,000.  This decrease was from the  effect of a  decrease  in the  average  taxable  investment  portfolio balance from  approximately $8.2 million for the nine months ended September 30,
2000 to approximately $6.2 million for the nine months ended September 30, 2001.







Interest earned on federal funds sold decreased from approximately $87,000 for the nine months ended September 30, 2000 to approximately $52,000 for the nine months ended September 30, 2001, a decrease of $35,000. This decrease was from the effect of a decrease in the average federal funds sold balance from approximately $1.9 million for the nine months ended September 30, 2000 to approximately $1.1 million for the nine months ended September 30, 2001.

Interest Expense

Total interest expense increased approximately $811,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.
This increase was the effect of an increase in the average amount of deposits and an increase in the borrowings from the Federal Home Loan Bank.

Deposits increased from $65.5 million for the nine months ended September 30, 2000 to $78.5 million for the nine months ended September 30, 2001. Interest expense on interest-bearing deposits increased from approximately $2,099,000 for the nine months ended September 30, 2000 to approximately $2,784,000 for the nine months ended September 30, 2001, an increase of $685,000. These increased deposits were generated primarily in interest-bearing deposits, thus increasing the average costs of funds from 4.27% at September 30, 2000, to 4.73% at September 30, 2001.

At September 30, 2001,  the Bank had advances from the Federal Home Loan Bank of
$6,040,000 at an average rate of 5.08%. Interest expense incurred for the nine months ended September 30, 2001 totaled approximately $184,000 and approximately
$57,000 for the nine months ended September 30, 2000.

The Company also had interest expense during the nine months ended September 30, 2001 of approximately $23,000 and approximately $31,000 for the nine months ended September 30, 2000, on notes payable to directors in the amount of $500,000. The rate of interest is prime less 1% which resulted in an average rate during the period of 6.10%. During 1996, the Company made a capital contribution to the Bank in the amount of $1 million and the loans from directors were to partially fund this additional capital contribution.

Noninterest Income

The following table presents the principal components of noninterest income for the three and nine month periods ended September 2001 and 2000.

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                2001             2000                2001             2000
                                               ------           ------              ------           ------
Service charges on deposit accounts .......... $  185           $  135              $  548           $  440
Insurance Commissions ........................      8                8                  39               30
Mortgage origination income ..................      9                2                  39                8
Other operating income .......................     28               29                  83               70
                                               ------           ------              ------           ------
         Total noninterest income ............ $  230           $  174              $  709           $  548
                                               ======           ======              ======           ======











Service charges on deposit accounts for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, increased approximately
$108,000.  This increase was related to an increase in NSF fees of approximately
$85,000 and other service charges increasing approximately $24,000. All other income totaled approximately $160,000 and $108,000 for the nine months ended
September 30, 2001 and 2000, respectively. The increase of $52,000 is primarily attributable to an increase in Mortgage origination income.

Noninterest Expenses

The following table presents the principal components of noninterest expenses for the nine and three month periods ended September 30, 2001 and 2000.

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                2001             2000              2001             2000
                                               ------           ------            ------           ------
Salaries and employee benefits ............... $  419           $  380            $1,228           $1,109
Equipment expenses ...........................     52               53               158              153
Occupancy expenses ...........................     41               35               119               99
Advertising ..................................      3               12                31               29
Audit and accounting .........................     12               17                43               53
Consulting fees ..............................      7                8                16               21
Data processing ..............................     22               22                67               83
Printing and office supplies .................     14               23                49               55
Other operating expenses .....................    161              136               435              358
                                               ------           ------            ------           ------
         Total noninterest expense ........... $  731           $  686            $2,146           $1,960
                                               ======           ======            ======           ======

Noninterest expenses for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, increased approximately $186,000.
Salaries and employee benefits increased approximately $119,000 for the nine months ended September 30, 2001 as compared to the nine months ended September
30,2000. This increase reflects increases in the number of employees, in wage levels, and in the cost of employee benefits. All other expenses increased approximately $67,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This increase was due to other operating expenses increasing approximately $77,000, primarily because of an increase in other real estate and loan legal expenses.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2001 was $30,000 and was $0 for September 30, 2000. The balance of the allowance for loan losses was approximately $1,303,000 (approximately 1.59% of outstanding loans) at September 30, 2001 and approximately $1,475,000 (approximately 2.18% of outstanding loans) at December 31, 2000. Actual loan charge-offs net of recoveries were approximately $202,000 for the nine months ended September 30, 2001 and recoveries net of charge-offs were approximately $53,000 for the twelve months ended December 31, 2000. Non-accrual loans were approximately $980,000 at September 30, 2001 compared to $597,000 at December 31, 2000. Also, other real estate owned was approximately $1,579,000 at September 30, 2001 compared to $82,000 at December 31, 2000. In determining an adequate level of loan loss reserve, such loans and real estate were included in such consideration.







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

Income Taxes

The provision for income taxes reflects an effective rate of 34% for the nine months ended September 30, 2001 and September 30, 2000.

Financial Condition

The company including its subsidiary bank, reported consolidated total assets of approximately  $97.2  million at  September  30,  2001 and  approximately  $82.5 million at December 31, 2000.  Representing an increase of  approximately  $14.6 million.  During the nine months ended September 30, 2001,  operations used $1.2 million, cash and due from banks decreased by $.3 million, deposits increased by
$9.9 million,  advances from the Federal Home Loan Bank increased by $5 million, and maturities of securities  provided $3.5 million for a total of $17.5 million of funds  available  which were used to decrease  Federal funds purchased by $.9 million,  increase  Federal  funds  sold by $1.9  million,  increase  the banks'
investment in fixed assets by $.1 million,  increase loans by $14.5 million, and invest in treasury stock of $.1 million.

The Company's subsidiary Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At
September 30, 2001, a comparison of the minimum required, and actual capital ratios are as follows:

                                                                                     To Be Well
                                                             For Capital         Capitalized Under
                                                               Adequacy          Prompt Corrective
                                       Actual                  Purposes          Action Provisions
                               Amount          Ratio    Amount         Ratio    Amount          Ratio
                               ------          -----    ------         -----    ------          -----
                                            (Dollars in thousands)

As of September 30, 2001
Total Capital
(to Risk Weighted Assets) .... $8,371         11.41%    $5,872            8%    $7,340            10%
Tier 1 Capital
(to Risk Weighted Assets) .... $7,448         10.15%    $2,936            4%    $4,404             6%
Tier 1 Capital
(to Average Assets) .......... $7,448          7.83%    $3,805            4%    $4,759             5%


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






The Bank's liquidity position depends primarily upon the liquidity of its assets relative  to its need to  respond  to  short-term  demand  for  funds  caused by withdrawals from deposit accounts and loan funding commitments.  Primary sources of  liquidity  are  scheduled  payments on its loans and  interest on the Bank's investments.  The Bank may also utilize its cash and due from banks,  short-term
deposits  with  financial  institutions,   federal  funds  sold  and  investment
securities to meet liquidity requirements.  At September 30, 2001, the Company's cash and due from banks was  approximately $4 million and its unused line at the
Federal  Home Loan Bank was  approximately  $7 million.  All of the above can be converted to cash on short notice.  The sale of investments,  which had a market value of  approximately  $4.9 million at September 30, 2001, can also be used to meet liquidity  requirements,  to the extent the investments are not pledged. At
September 30, 2001,  the market value of pledged  securities  was  approximately
$4.2 million.

The Bank is a member of the Federal Home Loan Bank of Atlanta and as such has the ability to secure advances therefrom, although the cost of such advances can sometimes exceed lower cost alternatives such as deposits from the local community. The Bank had advances outstanding of $6,040,000 at September 30, 2001, at an average rate of about 5.08%.

The Bank also has the  ability,  on a short-term  basis,  to borrow and purchase
Federal funds from other financial institutions.

The Reorganization

The Board of Directors of FNC Bancorp determined that it would be in the best interests of FNC Bancorp and its shareholders to reorganize FNC Bancorp to enable it to be taxed as an S Corporation. In order to facilitate FNC Bancorp's reorganization into an S Corporation, the Plan provides for the merger of FNC
Bancorp with and into FNC S-Corp. FNC S-Corp is a Georgia corporation that was formed solely to facilitate the Reorganization. FNC S-Corp will be the surviving corporation and will elect to be taxed as an S Corporation prior to the effective date of the Reorganization. As a result, upon the effective date of the Reorganization, the resulting corporation will be an S Corporation. We anticipate that the effective date of the Reorganization will be December 31, 2001. Upon the effective date of the Reorganization, FNC S-Corp will change its name to "FNC Bancorp, Inc."

























                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

None

(B)      Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended
     September 30, 2001.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FNC BANCORP, INC.
                                                    -----------------
                                                       (Registrant)


Date November 1, 2001                               By/s/ Jeffrey W. Johnson
     ----------------                               ------------------------
                                                    Jeffrey W. Johnson
                                                    President & CEO


                                     PAGE 14